Form 10QSB
period 1998-06-30
BARON CAPITAL TRUST
filed 1998-08-14
CIK 1045550

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[|X|]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period ended ______________to_______________

                        Commission file number 333-35063

                               Baron Capital Trust
                      (Exact name of small business issuer
                          as specified in its charter)

            Delaware                                     31-1574856
   (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                    Identification No.)

                    7826 Cooper Road, Cincinnati, Ohio 45242
                    (Address of principal executive offices)

                                 (513) 984-5001
                           (Issuer's telephone number)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [|X|]   No [ ]

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

                               BARON CAPITAL TRUST
                                  BALANCE SHEET
                               As of June 30, 1998


                                                                   June 30, 1998
                                                                   -------------


ASSETS

         Current Assets
                  Checking/Savings
                           Amer Stock Trans & Trust Escrow            225,540.00
                           Key Bank                                   160,857.55
                                                                    ------------

                  Total Checking/Savings                              386,397.55
                                                                    ------------

         Total Current Assets                                         386,397.55

         Other Assets

                  Investments

                           Baron Capital Properties, L.P.           1,532,240.00
                                                                    ------------

                  Total Investments                                 1,532,240.00
                                                                    ------------

         Total Other Assets                                         1,532,240.00
                                                                    ------------

         TOTAL ASSETS                                               1,918,637.55
                                                                    ============


LIABILITIES & EQUITY

         Liabilities
                  Current Liabilities
                           Other Current Liabilities
                                    Other Payables                    147,563.64
                                                                    ------------

                           Total Other Current  Liabilities           147,563.64
                                                                    ------------

         Total Current Liabilities                                    147,563.64
                                                                    ------------


         Equity
                  Common Shares                                     2,031,233.89
                  Partnership Capital                                     100.00
                  Net Income                                         -260,259.98
                                                                    ------------

         Total Equity                                               1,771,073.91
                                                                    ------------

         TOTAL LIABILITIES & EQUITY                                 1,918,637.55
                                                                    ============

                               BARON CAPITAL TRUST
                                 PROFIT AND LOSS
                            January through June 1998



                                                                  Jan - Jun 1998
                                                                  --------------

Income
         Bank account interest                                            406.66
                                                                      ----------


Total Income                                                              406.66


Expense
         Advisory Expenses                                             40,624.67
         Bank Service Charges                                             160.58
         Commissions                                                  162,498.71
         Federal Withholding on Interest                                    0.01
         Investment Expenses                                           57,382.67
                                                                      ----------

Total Expenses                                                        260,666.64
                                                                      ----------

Net Income                                                           -260,259.98
                                                                      ----------

                               BARON CAPITAL TRUST
                             STATEMENT OF CASH FLOWS
                           Period Ending June 30, 1998


                                                                       1998
                                                                  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ (260,259.98)
Changes in assets (increase) decrease in:
         Other assets                                                      0.00
Changes in liabilities, increase (decrease) in:
         Accounts payable and accrued expenses                       147,563.64
                                                                  -------------
Net cash provided by operating activities                           (112,696.34)



CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Baron Capital Properties, L.P.                      (1,532,240.00)




CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Proceeds                                                  2,031,333.89

Net increase (decrease) in cash and cash equivalents                 386,397.55
Cash and cash equivalents, beginning of period                             0.00
                                                                  -------------
Cash and cash equivalents, end of period                             386,397.55

Item 2.   Management's Discussion and Analysis or Plan of Operation

     Baron Capital Trust, the Registrant commenced operations on May 17, 1998. On June 30, 1998, it acquired beneficial ownership of a 67-unit multi-family residential apartment property located in Kissimmee, Florida. Since that time, it has acquired additional interests in multi-family residential apartment properties. The Registrant intends to continue to acquire similar property interests using proceeds from its registered public offering of 2,500,000 Common Shares at $10.00 per share.

     The Registrant has the ability to satisfy its cash requirements for the foreseeable future. However, it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals. Baron Capital Properties, L.P. (of which the Registrant is the sole general partner and a limited partner) intends to conduct an exchange offering under which it will offer to issue units ("Units") of limited partnership interest to be registered, with an initial value of $25,000,000, in exchange for limited partnership interests in real estate limited partnerships which directly or indirectly own interests in multi-family residential apartment properties. The Registrant intends to investigate making an additional public or private offering of Common Shares and/or Units within the next 12 months.

     The Registrant expects no material change in the number of employees over the next 12 months.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None


Item 2.   Changes in Securities and Use of Proceeds

          The Registrant's Form SB-2 Registration Statement (the "Registration Statement") (Commission file number 333-35063) was declared effective by the Commission on May 15, 1998. On May 18, 1998, the Registrant commenced its public offering (the "Offering") of Common Shares, the class of securities registered, and the Offering is currently ongoing. The name of the managing underwriter of the Offering is Sigma Financial Corporation. The amount of Common Shares registered is 2,500,000 shares. The offering price per Common Share is $10.00, and the aggregate price of the offering amount registered is $ 25,000,000. As of the date of this report, 203,123.4 Common Shares have been sold in the Offering, for an aggregate offering price of $ 2,031,233.89.

          From the effective date of the Registration Statement through June 30, 1998, the following expenses have been incurred for the Registrant's account in connection with the issuance and distribution of the registered Common Shares:

          Underwriting discounts and commissions:            $ 162,498.71 (plus
                                                             five-year warrants
                                                             to acquire 17,265.5
                                                             Common Shares at an
                                                             exercise price of
                                                             $ 13.00 per share)

          Finder's Fees:                                     $ 0

          Expenses Paid to or for Underwriter:               $ 0

          Other Expenses (reimbursement for advisory and
          investment expenses):                              $  98,007.34

                                                             ------------
                               Total Expenses:               $ 260,506.05

          Of such expense payments, $ 98,007.34 were made directly to Baron Advisors, Inc., the Managing Shareholder of the Registrant. The remaining payments of $162,498.71 were made directly or indirectly to others. The net offering proceeds to the Registrant after deducting the foregoing total expenses were $ 1,770,727.84.


          From the effective date of the Registration Statement through June 30, 1998, the net offering proceeds to the Registrant were used for the following purposes:

          Improvements to buildings and facilities:               $ 0

          Purchase and installation of equipment:                 $ 0

          Repayment of indebtedness:                              $ 0

          Working capital:                                        $ 386,397.55

          Temporary investments:                                  $ 0

          Investment in Baron Capital Properties, L.P.            $ 1,532,240.00

          Other purposes for which 5% or more of net              $ 0
          offering proceeds or $100,000 (whichever is less) have been used:


          Of such net proceeds, $ 1,532,240.00 was directly contributed to Baron Capital Properties, L.P. ("Baron Properties") (of which the Registrant is the sole general partner and a limited partner) in exchange for limited partnership interests in Baron Properties. Baron Properties will conduct all of the real estate operations of the Registrant and hold all of its real property assets.

Item 3.   Defaults upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          As reported on a Form 8-K Current Report dated July 15, 1998, on June 30, 1998, Baron Properties acquired beneficial ownership of a 67-unit residential apartment property located in Kissimmee, Florida referred to as the Heatherwood Apartments - Phase I.

          On July 31, 1998, Baron Properties acquired beneficial ownership of a second property, an 80-unit residential apartment property located in Lakewood, Florida referred to as Crystal Court Apartments - Phase II (the "Crystal Court Property").

          The Crystal Court Property, completed in 1986, consists of 20 studio/ one bathroom units, 54 one bedroom/ one bathroom units, and six two bedroom/one bathroom units. The property is situated on approximately
          6.8 acres and has approximately 42,048 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of July 1, 1998 for each type of unit is approximately $319, $369 and $455, respectively, or $1.11, $.64 and $.53 per square foot, respectively. The units were approximately 92% occupied as of July 1, 1998. The average monthly occupancy rates for 1993, 1994, 1995, 1996 and 1997 were approximately 95%, 91%, 91%, 90%
          and 95%, respectively.

          Baron Properties acquired the entire limited partnership interest in the Crystal Court Partnership from Rylex Capital, L.L.C., a Florida limited liability company an unaffiliated third party for a purchase price of $756,293. The Crystal Court Property is subject to first mortgage financing with a current principal balance of approximately $1,488,000. The mortgage is held by GMAC Commercial Mortgage Corp. The maturity date of the first mortgage loan is October 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,366,490. The monthly debt service payments are $10,404, or an annual amount of $124,808. The loan bears a fixed interest rate of 7.5% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

          The purchase price was paid out of the net proceeds of the Registrant's sale of Common Shares in its ongoing public offering. The purchase price was determined by the parties to the transaction in arms-length negotiations and was based on a June 1998 appraisal of the property by Consortium Appraisal, Inc., an independent appraisal firm located in Winter Park, Florida.

          The financial statements required under item 7 of Form 8-K in connection with such acquisition have not been filed with this report. Such financial statements will be filed on a Form 8-K within 60 days after the date of execution of this report.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  No exhibits attached.

          (b) On July 15, 1998, the Registrant filed a Form 8-K to report Baron Properties' acquisition of beneficial ownership of the Heatherwood Property. The financial statements required under item 7 of Form 8-K in connection with such acquisition were not filed with the initial report on Form 8-K. Such financial statements will be filed by amendment to the initial report on Form 8-K within 60 days after the date of execution of the Form 8-K.

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 1998

                                    BARON CAPITAL TRUST




                                    By:         /s/  Gregory K. McGrath
                                             ---------------------------------
                                             Gregory K. McGrath
                                             Chief Executive Officer




                                    By:        /s/  David E. Williams
                                             ---------------------------------
                                             David E. Williams
                                             Chief Financial Officer