Form 10QSB
period 1998-09-30
BARON CAPITAL TRUST
filed 1998-11-24
CIK 1045550

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1998


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the transition period ended ______________ to ______________

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                               BARON CAPITAL TRUST
                             CONDENSED BALANCE SHEET
                               September 30, 1998
                                   (UNAUDITED)


                                     ASSETS

Investment in Baron Capital Properties, L.P.                        $ 2,293,432
Cash                                                                    291,387
Cash held in escrow                                                      16,300
Other Receivables                                                           400
                                                                    -----------

          Total assets                                              $ 2,601,519
                                                                    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
          Accounts payable and accrued liabilities:
                 Managing shareholder                                      --
                 Commissions                                               --
                                                                    -----------
                                                                           --
                                                                    -----------

Shareholders' Equity:
          Common shares, no par value; 25,000,000 shares              3,476,228
          authorized; 379,496 shares issued and outstanding,
          a change of 186,373 shares
          Deficit                                                      (874,709)
                                                                    -----------
                                                                      2,601,519
                                                                    -----------

          Total liabilities and shareholders' equity                $ 2,601,519
                                                                    ===========



                        See notes to financial statements

                               BARON CAPITAL TRUST
                        CONDENSED STATEMENT OF OPERATIONS
    THREE MONTHS ENDED SEPTEMBER 30, 1998 AND FROM COMMENCEMENT OF OPERATIONS
                    (FEBRUARY 3, 1998) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                                                   From Commencement
                                                                                                     of Operations
                                                                       Three Months Ended        (February 3, 1998) To
                                                                       September 30, 1998         September 30, 1998
                                                                       ------------------         ------------------
Revenue:
        Interest Income                                                     $     657                  $   1,064


Costs and Expenses:
        Advisory and investment fees - managing shareholder                    84,102                    182,110
        General and administrative expenses                                    13,695                     13,855
                                                                            ---------                  ---------
               Total costs and expenses                                        97,797                    195,965
                                                                            ---------                  ---------


Net Loss from Investment in Baron Capital Properties, LP                     (679,808)                  (679,808)
                                                                            ---------                  ---------

Net Loss                                                                    $(776,948)                 $(874,709)
                                                                            =========                  =========

Net Loss per Common Share                                                   $   (4.17)                 $   (2.25)
                                                                            =========                  =========



                        See notes to financial statements

                               BARON CAPITAL TRUST
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
    FROM COMMENCEMENT OF OPERATIONS (FEBRUARY 3, 1998) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                      Common Stock
                               -------------------------
                                  Shares        Amount        Deficit         Total
                               -----------   -----------    -----------    -----------
Initial Capital Contribution          --     $       100    $      --      $       100

Issuance of Common Shares          379,496     3,491,362           --        3,491,362

Return of Capital                     --         (15,234)          --          (15,234)

Net Loss                              --            --         (874,709)   $  (874,709)
                               -----------   -----------    -----------    -----------

Balance, September 30, 1998        379,496   $ 3,476,228    $  (874,709)   $ 2,601,519
                               ===========   ===========    ===========    ===========



                        See notes to financial statements

                               BARON CAPITAL TRUST
                        CONDENSED STATEMENT OF CASH FLOWS
    FROM COMMENCEMENT OF OPERATIONS (FEBRUARY 3, 1998) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)


Cash Flows from Operating Activities:
    Net loss                                                        $  (874,709)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
            Increase in accounts payable and accrued liabilities,          --
                managing shareholder
    Increase in accounts receivable                                        (400)
                                                                    -----------
                   Net cash used in operating activities               (875,109)
                                                                    -----------

Cash Flows from Investing Activities:
    Investment in Baron Capital Properties, L.P.                     (2,293,432)
                                                                    -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of common shares                           3,476,228
    Accrued comm in connection with issuance of common shares              --
    Cash held in escrow                                                 (16,300)
                                                                    -----------
                   Net cash provided by financing activities          3,459,928
                                                                    -----------

Net Increase in Cash                                                    291,387

Cash, Beginning                                                            --
                                                                    -----------

Cash, Ending                                                        $   291,387
                                                                    ===========





                        See notes to financial statements

                         BARON CAPITAL PROPERTIES, L.P.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



                                     ASSETS

Investment in real estate limited partnerships                        $2,260,150
Investment in limited partnership interests                              341,280
Cash                                                                     183,459
Prepaid expenses and other assets                                         52,500
Other receivables                                                        126,948
Property and equipment                                                   106,358
                                                                      ----------
          Total assets                                                $3,070,695
                                                                      ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
          Note payable                                                   575,000
          Other accrued liabilities                                      102,263
                                                                      ----------
                                                                         677,263
                                                                      ----------

Partners' Capital
          General partner                                             $     --
          Limited partners, 25,000,000 units authorized:
                 472,309 units issued and outstanding                  2,393,432
                                                                      ----------
                                                                       2,393,432
                                                                      ----------

          Total liabilities and shareholders' equity                  $3,070,695
                                                                      ==========




                        See notes to financial statements

                         BARON CAPITAL PROPERTIES, L.P.
                        CONDENSED STATEMENT OF OPERATIONS
    FROM COMMENCEMENT OF OPERATIONS (FEBRUARY 3, 1998) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                  From Commencement
                                                                                    of Operations
                                                          Three Months Ended    (February 3, 1998) To
                                                          September 30, 1998      September 30, 1998
                                                          ------------------      ------------------
Revenue:
          Interest Income                                      $     383                $     712
          Income from real estate                                 21,644                   21,644
                                                               ---------                ---------
                                                                  22,027                   22,356
                                                               ---------                ---------


Costs and Expenses:
          Personnel                                            $ 111,177                $ 237,815
          Professional services                                   80,930                  119,900
          Managed properties expenses                            224,157                  259,042
          Other general and administrative expenses                  199                   85,407
                                                               ---------                ---------
                   Total costs and expenses                      416,463                  702,164
                                                               ---------                ---------

Net Loss                                                       $(394,436)               $(679,808)
                                                               =========                =========






                        See notes to financial statements

                         BARON CAPITAL PROPERTIES, L.P.
                    CONDENSED STATEMENT OF PARTNERS' CAPITAL
    FROM COMMENCEMENT OF OPERATIONS (FEBRUARY 3, 1998) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                              General        Limited
                                                              Partner       Partners        Total
                                                            -----------   -----------    -----------
Initial Capital Contribution  (89,018 units)                $      --     $   100,000    $   100,000

Issuance of limited partnership interests (379,496 units)          --       2,973,240      2,973,240

Net Loss                                                           --        (679,808)      (679,808)
                                                            -----------   -----------    -----------
Balance, September 30, 1998                                 $      --     $ 2,393,432    $ 2,393,432
                                                            ===========   ===========    ===========






                        See notes to financial statements

                         BARON CAPITAL PROPERTIES, L.P.
                        CONDENSED STATEMENT OF CASH FLOWS
    FROM COMMENCEMENT OF OPERATIONS (FEBRUARY 3, 1998) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)


Cash Flows from Operating Activities:
        Net loss                                                    $  (679,808)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
               Changes in operating assets and liabilities:
                Increase in prepaid expenses and other assets           (52,500)
                Increase in other receivables                          (126,948)
                Increase in accrued liabilities                         102,263
                                                                    -----------
                        Net cash used in operating activities          (756,993)
                                                                    -----------

Cash Flows from Investing Activities:
        Investment in real estate limited partnerships               (2,260,150)
        Investment in limited partnership interests                    (341,280)
        Purchase of property and equipment                             (106,358)
        Due on purchase of limited partnership interests                   --
                                                                    -----------
                        Net cash used in investing activities        (2,707,788)
                                                                    -----------

Cash Flows from Financing Activities:
        Issuance of limited partnership interests                     2,973,240
        Initial capital contribution                                    100,000
        Increase in notes payable                                       575,000
        Loan from related party                                            --
                                                                    -----------
                        Net cash provided by financing activities     3,648,240
                                                                    -----------

Net Increase in Cash                                                    183,459

Cash, Beginning                                                            --
                                                                    -----------

Cash, Ending                                                        $   183,459
                                                                    ===========




                        See notes to financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements at September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB promulgated by the Securities and Exchange Commission. These condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1998 and results of operations for the three months and the nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

NOTE 2. Material Subsequent Events and Contingencies

     In October 1998, the Operating Partnership acquired an approximately 12.3% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. Thirty eight of the 168 residential units (approximately 22.6%) have been completed and are in the rent-up stage. The Operating Partnership paid $400,000 for the acquired partnership interest and retains an option to acquire the remaining limited partnership interests at the same price per percentage interest (for a total price of approximately $3,250,000 for the entire limited partnership interest). The option is exercisable as additional apartment buildings are completed and rented. An affiliate of Mr. McGrath, the founder and Chief Executive
     Officer  of  the  Registrant  and  the  Operating  Partnership,   sold  the
     partnership  interest  in  the  Alexandria  Partnership  to  the  Operating
     Partnership and also serves as the managing general partner of the Alexandria Partnership. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Partnership is entitled to an annual 12% preferential return which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

     In September 1998, the Registrant entered in an agreement with three real estate development companies to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The development companies are controlled by Mr. McGrath. The properties will have a total of 652 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction on one of the properties, located in Louisville, Kentucky, is expected to be completed prior to the end of 2000, and construction of the other property, located in Burlington, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of 2001. The aggregate purchase price for the two properties is in the range of approximately $41,000,000 to $43,000,000.

     In connection with the transaction, the Registrant agreed to co-guarantee (along with Mr. McGrath), for a period of 60 days (plus any extensions which may be granted), up to $3,000,000 of the development portion of long-term bank construction loans with an aggregate principal amount of up to $36,000,000 to be made to the development companies in connection with the development and construction of the two apartment properties and an 111,000 square foot shopping center in Burlington, Kentucky. The Registrant also agreed that, if the loans are not repaid prior to the expiration of the guarantee, it will either buy out the bank's position on the entire amount of the construction loans or arrange for a third party to do so. The construction loans are expected to be replaced by a long-term credit facility within 180 days.

Item 2. Management's Discussion and Analysis or Plan of Operation

     Baron Capital Trust, the Registrant, and Baron Capital Properties, L.P. (the "Operating Partnership") (which will conduct all of the Registrant's real estate operations and hold title to all of its real estate assets and of which the Registrant is the sole general partner and a limited partner) commenced operations in February 1998. In June 1998, the Operating
     Partnership acquired beneficial ownership of a 67-unit residential apartment property located in Kissimmee, Florida. In July 1998, the Operating Partnership acquired beneficial ownership of an 80-unit residential apartment property located in Lakewood, Florida. In July 1998, the Operating Partnership acquired a limited partnership interest in 20 real estate limited partnerships managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Registrant and the Operating Partnership) in consideration of a capital contribution ranging from $2,000 to $59,000 in each such partnership (aggregate amount approximately $341,000).

     In September 1998, the Operating Partnership acquired beneficial ownership of a 50-unit residential apartment property located in New Smyrna Beach, Florida. In September 1998, the Registrant entered into an agreement to acquire two luxury residential apartment properties (total 652 units) in Louisville and Burlington, Kentucky upon the completion of construction for an aggregate purchase price in the range of approximately $41,000,000 to $43,000,000. In connection therewith, the Registrant agreed to co-guarantee (along with Mr. McGrath), for a period of 60 days (plus any extensions which may be granted), up to $3,000,000 of the development portion of long-term construction loans to be made by an institutional lender to three development companies controlled by Mr. McGrath in connection with the development and construction of the two residential apartment properties and a shopping center in Burlington, Kentucky.

     The Registrant intends to continue to acquire similar property interests using proceeds from its registered public offering of 2,500,000 Common Shares at $10.00 per share.

     The Registrant has the ability to satisfy its cash requirements for the foreseeable future. However, it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals. The Operating Partnership intends to conduct an exchange offering under which it will offer to issue units ("Units") of limited partnership interest to be registered, with an initial assigned value of $25,000,000, in exchange for limited partnership interests in real estate limited partnerships which directly or indirectly own interests in residential apartment properties. The Registrant and the Operating Partnership intend to investigate making an additional public or private offering of Common Shares and/or Units within the next 12 months.

     The Registrant and the Operating Partnership expect no material change in the number of employees over the next 12 months.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Registrant is a claimant in the Georgia Pacific class action law suit.

Item 2.   Changes in Securities and Use of Proceeds

          The Registrant's Form SB-2 Registration Statement (the "Registration Statement") (Commission file number 333-35063) was declared effective by the Commission on May 15, 1998. On May 18, 1998, the Registrant commenced its public offering (the "Offering") of common shares of beneficial interest in the Registrant ("Common Shares"), the class of securities registered, and the Offering is currently ongoing. The name of the managing underwriter of the Offering is Sigma Financial
          Corporation. The amount of Common Shares registered is 2,500,000 shares. The offering price per Common Share is $10.00, and the aggregate price of the offering amount registered is $25,000,000. As of the date of this report, 429,099 Common Shares have been sold in the Offering, for an aggregate offering price of $4,290,991.

          From the effective date of the Registration Statement through September 30, 1998, the following expenses have been incurred for the Registrant's account in connection with the issuance and distribution of the registered Common Shares:

          Underwriting discounts and commissions:  $ 303,597 (plus five-year warrants to acquire 33,107
                                                   Common Shares at an exercise
                                                   price of $13.00 per share)


          Finder's Fees:                           $0


          Expenses Paid to or for Underwriter:     $0


          Other Expenses (reimbursement for
          advisory and investment expenses):       $194,901

                               Total Expenses:     $498,498

          Of such expense payments, $182,110 were made directly to Baron Advisors, Inc., the Managing Shareholder of the Registrant. The remaining payments of $316,388 were made directly or indirectly to others. The net offering proceeds to the Registrant after deducting the foregoing total expenses were $3,281,327.

          From  the  effective  date  of  the  Registration   Statement  through
          September 30, 1998, the net offering proceeds to the Registrant were used for the following purposes:

          Improvements to buildings and facilities:       $0

          Purchase and installation of equipment:         $0

          Repayment of indebtedness:                      $0

          Working capital:                                $308,087

          Temporary investments:                          $0

          Investment in Baron Capital Properties,
          L.P. (the Operating Partnership) - 9/30/98
          value                                           $2,293,432

          Other purposes for which 5% or more of net
          offering proceeds or $100,000 (whichever
          is less)  have been used:                       $0

          Of such net proceeds, $2,973,240 was directly contributed to the Operating Partnership in exchange for Units of limited partnership interest therein. The $679,808 year-to-date net loss of the Operating Partnership has reduced the value of the investment to $2,293,432. The Operating Partnership will conduct all of the real estate operations of the Registrant and hold all of its real property assets. In
          September 1998, the Registrant made a return of capital to Shareholders in the amount of $15,234.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     As reported on a Form 8-K Current Report dated July 15, 1998, on June 30, 1998, the Operating Partnership acquired beneficial ownership of a 67-unit residential apartment property located in Kissimmee, Florida referred to as the Heatherwood Apartments - Phase I (the "Heatherwood Property").

     As reported on a Form 10-QSB Quarterly Report dated August 14, 1998 for the quarter ended June 30, 1998, on July 31, 1998, the Operating Partnership acquired beneficial ownership of a second property, an 80-unit residential apartment property located in Lakewood, Florida referred to as Crystal Court Apartments - Phase II (the "Crystal Court Property").

     The Registrant filed with the Commission a Form 8-K Current Report dated September 14, 1998 which included the financial statements required under item 7 of Form 8-K (statements of revenue and certain expenses for the years ended December 31, 1996 and December 31, 1997 (audited) and for the five-month period ended May 31, 1998 (unaudited)) in connection with the acquisition of beneficial ownership of the Heatherwood Property and the Crystal Court Property.

Item 6. Exhibits and Reports on Form 8-K

     (a)  No exhibits attached.

     (b) The Registrant filed with the Commission a Form 8-K Current Report dated September 14, 1998 which included the financial statements required under item 7 of Form 8-K (statements of revenue and certain expenses for the years ended December 31, 1996 and December 31, 1997 (audited) and for the five-month period ended May 31, 1998 (unaudited)) in connection with the acquisition of beneficial ownership of the Heatherwood Property and the Crystal Court Property.

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 23, 1998

                                             BARON CAPITAL TRUST

                                             By: /s/  Gregory K. McGrath
                                                 -------------------------------
                                                 Gregory K. McGrath
                                                 Chief Executive Officer

                                             By: /s/  Mark L. Wilson
                                                 -------------------------------
                                                 Mark L. Wilson
                                                 Interim-Chief Financial Officer