Form 10KSB40
period 1998-12-31
BARON CAPITAL TRUST
filed 1999-04-15
CIK 1045550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-35063
                            ------------------------

                               BARON CAPITAL TRUST
           (Name of Small Business Issuer as Specified in its Charter)

           Delaware                                     31-1574856
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                                7826 COOPER ROAD
                             CINCINNATI, OHIO 45242
           (Address of Principal Executive Offices including Zip Code)

                                 (513) 984-5001
                (Issuer's Telephone Number, including Area Code)

                            ------------------------
SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:  COMMON SHARES OF
                                                       BENEFICIAL INTEREST, NO
                                                       PAR VALUE

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -     --

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  -

The issuer's revenues for its most recent fiscal year were $396,884.

As of March 31, 1999 the aggregate market value of voting and non-voting equity common stock held by non-affiliates (based on total shares outstanding reduced by the number of shares held by trustees, officers, and other affiliates) of the registrant was five million eight hundred thirty-eight thousand four hundred and three dollars ($5,838,403) based on the actual cash paid for shares issued by the four hundred and six (406) investors.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

       Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes______   No_______

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BARON CAPITAL TRUST

                            FORM 10-KSB ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 1998


                                                              PAGE:
                                                              -----
PART I:
Item 1      Description of Business.........................
Item 2      Description of Properties.......................
Item 3      Legal Proceedings...............................
Item 4      Submission of Matters to a Vote of Security
            Holders.........................................

PART II:
Item 5      Market for Common Equity and
            Related Stockholder Matters.....................
Item 6      Management's Discussion and Analysis or
            Plan of Operation...............................
Item 7      Financial Statements............................
Item 8      Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure.............

PART III:
Item 9      Trustees, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(A)
            of the Exchange Act.............................
Item 10     Executive Compensation..........................
Item 11     Security Ownership of Certain Beneficial Owners
            and Management..................................
Item 12     Certain Relationships and Related Transactions..
Item 13     Exhibits and Reports on Form 8-K................

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

       Baron Capital Trust, a Delaware real estate investment trust, (the "Trust") was formed on July 31, 1997. The Trust and its affiliate, Baron Capital Properties, L.P. (the "Operating Partnership"), constitute an integrated real estate company which has been organized to acquire equity interests in residential apartment properties located in the United States and/or to provide or acquire mortgage loans secured by such types of property. On May 15, 1998 pursuant to a registration statement on Form SB-2 the Trust commenced a public offering of 2,500,000 common shares of beneficial interest at an offering price of $10 per share ("Cash Offering"). The Cash Offering will terminate no later than November 30, 1999. The net cash proceeds from the issuance of common shares will be contributed by the Trust to the Operating Partnership for an equivalent number of units of limited partnership in the Operating Partnership. As of March 31, 1999, the Trust had sold and/or issued to the public 583,840 common shares, and the Trust intends to continue to sell common shares. The Trust, indirectly through the Operating Partnership, intends to acquire, own, operate, manage and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. To this end, the Operating Partnership has filed a registration statement with the SEC to acquire 23 real estate partnerships. (See Exchange Offering below). The Trust is the general partner of the Operating Partnership and holds units of limited partnership interest as well.

       The Trust intends to make regular quarterly pro rata distributions to its Shareholders of net income generated from investments in property interests. The Trust intends to operate as a REIT for federal income tax purposes, provided, however, that if its Managing Shareholder determines, with the affirmative vote of a Majority of Shareholders entitled to vote on such matter approving the Managing Shareholder's determination, that it is no longer in the best interests of the Trust to continue to qualify as a REIT, the Managing Shareholder may revoke or otherwise terminate the Trust's REIT election pursuant to applicable federal tax law.

       The Operating Partnership conducts all of the Trust's real estate operations and holds all direct or indirect property interests acquired. The Operating Partnership owns record title to properties or limited partnership interests or other equity interests in limited partnerships and other entities which own direct or indirect interests in properties. The Trust is the sole General Partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. The operations of the Trust will be carried on through the Operating Partnership (and any other subsidiaries the Trust may have in the future), among other reasons, in order to
(i) enhance the ability of the Trust to qualify and maintain its status as a REIT for federal income tax purposes, and (ii) enable the Trust to indirectly acquire interests in residential apartment properties in exchange transactions that involve the exchange of Operating Partnership Units for limited partnership interests in limited partnerships which directly or indirectly own such property interests, and thereby provide the opportunity for deferral until a later date of any tax liabilities that sellers of partnership interests otherwise would incur if they received cash or Trust common shares in connection therewith. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of properties in which it acquires an interest.

       The Trust's executive offices are located in Cincinnati, Ohio at 7826 Cooper Road, Cincinnati, Ohio 45242. The Trust's main telephone number is (513) 984-5001.

Brief Description of Properties

       Through the Operating Partnership, the Trust invests in direct or indirect ownership interests in multifamily apartment communities and manages affiliated apartment properties. As of December 31, 1998, the Trust had an indirect ownership interest in 4 apartment communities (consisting of an aggregate of 365 apartment units) in 2 states (individually a "Property" and collectively, the "Properties"). Three of the Properties were constructed during the 1980s and are comprised of one story garden style apartment buildings of modular construction. One of the Properties is still under construction. As of March 31, 1999 that Property had 98 units ready to rent and 70 units planned for completion by the end of 1999. The Properties are located in urban and suburban and secondary markets in Florida and Kentucky. During the period that the Properties were held in 1998, the average economic occupancy of the Properties was 94.3% and the average monthly rent collected per occupied unit was $463.

       The table below indicates the geographic locations of the Properties in which the Trust had an ownership interest at December 31, 1998:

STATE               SITES   PROPERTIES   UNITS
------------------  -----   ----------   ------
Florida                 3         3        197
Kentucky                1         1        168
                       ---       ---       ------
                        4         4        365
                       ===       ===       ======

Exchange Offering

       The Operating Partnership has filed a registration statement on Form S-4 with the Securities and Exchange Commission covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Securities Act of 1933, as amended (the "Act") ("Exchange Offering").

       It is proposed that these units would be exchanged for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or mortgage interests in one or more residential apartment properties. The Exchange Partnerships are managed by corporate general partners (the "Corporate General Partners") which are affiliated with one of the founders of the Operating Partnership, Gregory K. McGrath, who is the sole stockholder and director of the Managing Shareholder of the Trust. This registration statement has not yet become effective.

       The number of Units being offered in exchange for the limited partnership interests in the Exchange Partnerships will be based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit has been arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share currently being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding will be substantially identical since Unit holders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares being offered by the Trust in the Cash Offering) have been registered under the Act.

       As its initial investment targets in the Exchange Offering, the Operating Partnership is offering to acquire equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. The Operating Partnership will acquire interests in a particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships directly or indirectly owns equity and/or mortgage interests in one or more properties. Certain of the Exchange Partnerships directly or indirectly own equity interests in 16 properties which consist of an aggregate of 1,012 residential units (comprised of studio, one, two, three and four-bedroom units). Certain of the Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties, 21 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

Investment Objectives

       The Trust and the Operating Partnership have been organized to acquire equity interests in residential apartment properties located in the United States and/or to provide or acquire mortgage loans secured by such types of property. Such investments are expected to consist primarily of: (i) the direct and indirect acquisition, ownership, operation, management, improvement and disposition of equity interests in such types of properties and/or (ii) mortgage loans which the Trust and the Operating Partnership provide or acquire which are secured by mortgages on such types of properties. It is expected that the proposed investments will(1) generate current cash flow for distribution to Shareholders from rental payments from the rental of residential apartment units which the Trust and the Operating Partnership may acquire and/or principal and interest payments in respect of mortgage loans which the Trust and the Operating Partnership may provide or acquire and (2), where applicable, provide the opportunity for capital appreciation of residential apartment properties. The Trust intends to pay regular quarterly distributions to the Shareholders. Properties in which the Trust and the Operating Partnership acquire an interest are expected to use the straight-line method of depreciation over 30 years.

       The management of the Trust and the Operating Partnership has been involved in the residential property business for over 10 years and has extensive experience and presence in the residential property business which have enabled it to form key alliances and working relationships with owners of residential apartment properties and financial institutions.

       The Trust and the Operating Partnership intend to acquire, own, operate, manage, and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. The strategy of the Trust and the Operating Partnership is to pursue acquisitions of interests in properties that (i) are available at prices below estimated replacement cost; (ii) may provide attractive returns with significant potential growth in cash flow from property operations; (iii) are strategically located, of high quality and competitive in their respective markets; (iv) have been under-managed or are otherwise capable of improved performance through intensive management and leasing that will result in increased occupancy and rental revenues, and (v) provide anticipated total returns that will increase distributions by the Trust and the Operating Partnership and their overall market value. The Trust will make investments in properties indirectly through the Operating Partnership in which it will hold all of its real estate assets and conduct all real estate operations.

       The primary business objective of the Trust is to increase distributions to Shareholders and to increase the value of the Trust's portfolio of properties in which it acquires an interest. The Trust intends to achieve these objectives by:

       (i) Acquiring interests in properties that are available at prices below estimated replacement cost and capable of enhanced performance, both in terms of cash flow and investment value, through application of the Trust's management ability and strategic capital improvements;

       (ii) Increasing cash flow of the Trust's property interests through active leasing, rent increases, improvements in tenant retention, expense controls, effective property management, and regular maintenance and periodic renovations, including additions to amenities;

       (iii) Managing operating expenses through the use of affiliated leasing, marketing, financing, accounting, legal, and data processing functions; and

       (iv) Emphasizing capital improvements to enhance the Trust's competitive advantages in its markets.

       The Trust and the Operating Partnership intend to provide or acquire subordinated mortgage loans which provide for the payment of a fixed or adjustable rate of interest plus, in certain cases, participation interest that is payable out of available cash flow remaining after the payment of operating expenses and debt service requirements and/or out of net proceeds from the sale or refinancing of such property remaining after the payment of transaction expenses and indebtedness secured by such property. The repayment of such loans would be secured by a subordinated mortgage on the underlying property. The Trust will not provide or acquire mortgage loans in respect of any property where the amount invested by the Trust or the Operating Partnership plus the amount of any existing indebtedness in respect of such property exceeds 80% of the property's estimated replacement cost new unless substantial justification exists.

Results of Operations

       The Trust commenced operations on February 3, 1998. Through its Operating Partnership, it started acquiring interests in Properties including the total limited partnership interests in Heatherwood I Apartments in June, 1998; Crystal Court II Apartments in July 1998; and Riverwalk Apartments in September, 1998. In July it acquired a limited partnership interest in 20 real estate partnerships managed by affiliates of the managing Shareholder of the Trust. In October, 1998 it acquired a 12.3 percent interest in Alexandria Apartments (see
ITEM 2 - DESCRIPTION OF PROPERTIES). The table below summarizes the Results of Operations for the partial year ended December 31, 1998.

                                    Year Ended
                                    December 31, 1998
                                    -----------------
Property Revenues                   $   394,104

Property Income (Loss)              $  (211,911)
Administrative Expenses             $ 1,238,939
(net of Interest Income)
Net Loss                            $(1,450,850)
Total Assets                        $ 7,731,515
Shareholders Equity                 $ 2,834,092

Competition

       The apartment industry is highly competitive and fragmented with numerous owners and developers competing with the Trust on a national, regional and local basis. Competition for residents of apartment communities is subject to the conditions and pricing of individual units, local market conditions, the location of the apartment community and other factors. In addition, other forms of housing, including manufactured housing communities and single family homes provide alternatives to potential residents.

       The Trust's current Portfolio is diversified across 4 metropolitan areas throughout Florida and Kentucky. The Trust's Properties tend to be located in urban, suburban and secondary markets, where the Trust competes locally with other apartment communities.

Environmental

       The Trust is subject to Federal, state, and local environmental regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment communities.

       The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601, et seq. ("CERCLA"), and applicable state Superfund laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state Superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances on the property or at the facility. The presence of hazardous substances in amounts requiring response action or the failure to undertake remediation where it is necessary may adversely affect an owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

       The Trust, where required, intends to retain a qualified environmental consultant to conduct an environmental investigation of each property that it considers for investment. If there is any indication of contamination, sampling of the property will be performed by the environmental consultant. The environmental investigation report will be reviewed by the Trust and counsel prior to purchase of an interest in any property.

Employees

       The Trust and the Operating Partnership currently employ a total of 17 employees.

ITEM 2.     DESCRIPTION OF PROPERTIES

       The Company has executive and administrative offices, financial operations and a portion of property operations located in 120 and 4,800 square feet of space in two buildings located at 7826 and 7809 Cooper Road, Cincinnati, Ohio 45242 respectively. The Company shares the space in 7826 Cooper Road with other companies affiliated with the Managing Shareholder of the Trust. The space at 7809 Cooper Road was leased in May, 1998 from Grammas Development Company, an unaffiliated entity, for a term of 5 years and one month. Management believes that the lease terms are competitive with commercial lease rates in the Cincinnati market.

       Set forth below is a description of the Operating Partnership's acquisition between June and December 1998 of beneficial ownership of 67-unit, 80-unit, and 50-unit residential apartment properties located in Orlando, Lakeland and New Smyrna Beach, Florida, respectively, and a 12.3% interest in a 168-unit residential apartment property located in Alexandria, Kentucky, and a limited partnership interest in 20 real estate partnerships managed by affiliates of the Managing Shareholder of the Trust. Also described is a purchase agreement recently entered into by the Trust under which the Trust, subject to certain conditions, will acquire two residential apartment properties (totaling 652 units) under development in Burlington and Louisville, Kentucky upon completion of construction.

       Heatherwood I Apartments

       In June 1998, the Operating Partnership acquired the entire limited partnership interest in Heatherwood Kissimmee, Ltd., a Florida limited partnership (the "Heatherwood Partnership") which owns fee simple title to a 67-unit residential apartment property referred to as the Heatherwood Apartments
- Phase I (the "Heatherwood Property") located at 1005 Airport Road in Kissimmee, Florida 32741. Set forth below is certain information describing the property, first mortgage financing to which the property is subject and the acquisition by the Operating Partnership of beneficial ownership of the property.

       The Heatherwood Property, completed in 1981, consists of 17 studio/one bathroom units, 45 one bedroom/one bathroom units, and five two bedroom/one bathroom units. The property is situated on approximately 2.26 acres and has approximately 35,136 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of November 1, 1998 for each type of unit is approximately $379, $439 and $539, respectively, or $1.31, $.76 and $.62 per square foot, respectively. The units were approximately 91% occupied as of November 1, 1998. The average monthly occupancy rates for 1993, 1994, 1995, 1996 and 1997 were approximately 89%, 91%, 88%, 93%
and 97%, respectively.

       The Operating Partnership acquired the entire limited partnership interest in the Heatherwood Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of $830,000. The purchase price was determined by the parties in an arm's-length negotiation. The Heatherwood Property is subject to first mortgage financing with a current principal balance of approximately $1,239,000. The mortgage is held by GMAC Commercial Mortgage Corp. The maturity date of the first mortgage loan is December 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,083,553. The monthly debt service payments are $8,847, or an annual amount of $106,164. The loan bears a fixed interest rate of 7.625% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

       Crystal Court II Apartments

       In July 1998, the Operating Partnership acquired the entire limited partnership interest in Crystal Court Apartments II, Ltd., a Florida limited partnership (the "Crystal Court Partnership") which owns fee simple title to an80-unit residential apartment property referred to as Crystal Court Apartments
- Phase II (the "Crystal Court Property") located in Lakeland, Florida. Set forth below is certain information describing the property, first mortgage financing to which the property is subject and the acquisition by the Operating Partnership of beneficial ownership of the property.

       The Crystal Court Property, completed in 1986, consists of 20 studio/one bathroom units, 54 one bedroom/one bathroom units, and six two bedroom/one bathroom units. The property is situated on approximately 6.8 acres and has approximately 42,048 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of November 1, 1998 for each type of unit is approximately $319, $369 and $455, respectively, or $1.11, $.64and $.53 per square foot, respectively. The units were approximately 98%occupied as of November 1, 1998. The average monthly occupancy rates for 1993,1994, 1995, 1996 and 1997 were approximately 95%, 91%, 91%, 90%
and 95%,respectively.

       The Operating Partnership acquired the entire limited partnership interest in the

Crystal Court Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of approximately $704,000. The purchase price was determined by the parties in an arm's-length negotiation. The Crystal Court Property is subject to first mortgage financing with a current principal balance of approximately $1,478,000. The mortgage is held by GMAC Commercial Mortgage Corp. The maturity date of the first mortgage loan is October 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,366,490. The monthly debt service payments are $10,446, or an annual amount of $125,352. The loan bears a fixed interest rate of 7.5% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

       Riverwalk Apartments

       In September 1998, the Operating Partnership acquired the entire limited partnership interest in Riverwalk Enterprises, Ltd., a Florida limited partnership ("Riverwalk"), which owns fee simple title to a 50-unit residential apartment property located at 47 Jacaranda Cay Court, New Smyrna Beach, Florida 32169 (the "Riverwalk Property"). Simultaneously, an affiliate of the Operating Partnership, Riverwalk, LC, a Florida limited liability company, acquired the general partnership interest in Riverwalk. Riverwalk, LC was organized for the express purpose of acquiring such general partnership interest. Gregory K. McGrath, the Chief Executive Officer of the Operating Partnership and the Trust, is the manager of Riverwalk, LC. The Operating Partnership owns 99% of the membership interests in Riverwalk, LC. The remaining 1% membership interest is nominally held by the Managing Shareholder of the Trust, as agent for the Operating Partnership.

       The Riverwalk Property, completed in 1986, consists of 50 two bedroom units. Forty-five units have two bathrooms and five have one bathroom. The property is located directly on the intracoastal waterway and was originally built for condominium sale. The Operating Partnership will operate the property as a rental community for the indefinite future. As of November 1, 1998, the property was 92% occupied. The average year to date occupancy has been 96%. The average monthly occupancy for 1997 was 95%. The property has 51,024 square feet of rentable space, or approximately 1,020 square feet per unit. The current rent per square foot is approximately $.55. The average monthly rental rate is approximately $565 per unit.

       The Operating Partnership acquired the Riverwalk limited partnership interests from 12 unaffiliated individuals. Riverwalk, LC acquired the Riverwalk general partnership interest from Riverwalk Enterprises, Inc., whose principal was Michael Green. Mr. Green is not affiliated with the Trust or the Operating Partnership. The sale was subject to a first mortgage of approximately $1,330,000, held by TMG Life Insurance Company. The current principal balance of the mortgage is approximately $1,323,000. The mortgage matures in October 2004 and has a current interest rate of 8.75%. The holder of the first mortgage has a right to adjust the rate in October 1999 for the remaining five years of the loan, to a rate equal to 200 basis points above the then current rate for five-year treasury notes. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,151,636. The monthly debt service payments are $11,626, or an annual amount of $139,510. Prepayment is permitted at any time, subject however to a yield maintenance termination fee calculated in accordance with the terms of the loan.

       Alexandria Property

       In October 1998, the Operating Partnership acquired an approximately 12.3% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. 98 of the 168 residential units (approximately 58%) have been completed as of March 31, 1999 and are in the rent-up stage. As of November 1, 1998, 25 units have been rented at an average monthly rental rate of $687. The Operating Partnership paid $400,000 for the acquired partnership interest and retains an option to acquire the remaining limited partnership interests at the same price per percentage interest (for a total price of approximately $3,250,000 for the entire limited partnership interest). The option is exercisable as additional apartment buildings are completed and rented. An affiliate of Mr. McGrath sold the partnership interest in the Alexandria Partnership to the Operating Partnership and also serves as its managing general partner. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Partnership is entitled to an annual 12% preferential return which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

       Acquisition of Limited Partnership Interests

       In July 1998, the Operating Partnership also was admitted as a limited partner in 13 real estate limited partnerships managed by affiliates of the Managing Shareholder of the Trust. The Operating Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Operating Partnership was approximately $341,000. The percentage interest acquired by the Operating Partnership (less than 4% in each case) was calculated at fair market value. In each instance, the Operating Partnership agreed that its right to receive distributions from cash flow or from a capital event would be subordinate to the right of the existing limited partners to receive any preferred return described in the partnership agreement of the respective partnership.

       Contract to Purchase Two Additional Properties

       In September 1998, the Trust entered in an agreement with three real estate development companies to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) are controlled by Gregory K. McGrath, one of the founders of the Operating Partnership. The properties are scheduled to have a total of 652 units, comprised of studios and one, two and three bedroom/one or two bathroom apartments. Construction of one of the properties, located in Louisville, Kentucky, is expected to be completed prior to the end of 2000, and construction of the other property, located in Burlington, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of 2001. The aggregate purchase price for the two properties is in the range of approximately $41,000,000 to $43,000,000. The closing of each acquisition, which is expected to occur shortly following the completion of construction, is conditioned on, among other things, the completion of the respective apartment property, the availability of first mortgage financing and the Trust's raising the balance of the funds necessary for the acquisition in its ongoing Cash Offering or otherwise having funds available to make the acquisition.

ITEM 3.     LEGAL PROCEEDINGS

            The Trust is not a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            There is no established public trading market for the common shares of the Trust.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion should be read in conjunction with the Trust's Consolidated Financial Statements and Notes thereto. (SEE ITEM 7 - "FINANCIAL STATEMENTS").

       a. Plan of Operation

       The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution. Through its Operating Partnership, it started acquiring interests in properties including the total limited partnership interests in Heatherwood I Apartments in June, 1998; Crystal Court II Apartments in July 1998; and Riverwalk Apartments in September, 1998. In July, 1998 it acquired a limited partnership interest in 13 real estate limited partnerships managed by affiliates of Gregory K. McGrath (Chief Executive Officer of the Trust and a founder of the Operating Partnership). In October, 1998, the Trust acquired a 12.3 percent interest in Alexandria Apartments (see
ITEM 2 - DESCRIPTION OF PROPERTIES).

       The Trust plans to continue raising equity under the $25,000,000 Cash Offering which will terminate on November 30, 1999. Through March 31, 1999 the Trust has raised $5,838,403. The net cash proceeds from the issuance of Common Shares in connection with the Cash Offering and the net cash proceeds of any subsequent issuance of Common Shares will be contributed by the Trust to the Operating Partnership in exchange for an equivalent number of Units in the Operating Partnership. The Operating Partnership will use the net cash proceeds of the offering, unissued units of limited partnership interest in the Operating Partnership or a combination of net cash proceeds and unissued units to acquire interests in residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of fees and expenses as described in the Cash Offering Prospectus, dated May 15, 1998. The Trust has the ability to satisfy its cash requirements for the foreseeable future. However, it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals.

       The Operating Partnership intends to conduct an Exchange Offering under which it will offer to issue Units to be registered under the Act with an initial assigned value of $25,000,000, in exchange for limited partnership interests in real estate limited partnerships which directly or indirectly own interests in residential apartment properties (see ITEM 1 - DESCRIPTION OF BUSINESS; EXCHANGE OFFERING). The Trust and the Operating Partnership intend to investigate making an additional public or private offering of Common Shares and/or Units within the next 12 months.

       The Registrant and the Operating Partnership expect no significant change in the number of employees over the next 12 months.

       b. Year 2000 Issue

       Although the computer systems of the Trust and the Operating Partnership have been tested for year 2000 problems and management believes that such systems are year 2000 compatible, it is possible that certain computer systems or software products of their suppliers may experience year 2000 problems and that such problems could adversely affect their operations. The Trust is in the process of inquiring as to the progress of the principal suppliers of the Trust and the Operating Partnership in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches. However, there can be no assurance that the Trust and the Operating Partnership will identify the future date-handling problems of their suppliers in advance of the occurrence of such problems, or that such parties will be able to successfully remedy any problems that are discovered. The failure to identify and solve all year 2000 problems affecting them could have an adverse effect on the business, financial condition and results of operations of the Trust and the Operating Partnership.

       c. Forward-looking Statements

       This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Trust's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis or Plan of Operation, as well as those discussed elsewhere in this Report and from time to time in the Trust's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Trust does update one or more forward-looking statements, investors and others should not conclude that the Trust will make additional updates with respect thereto or with respect to other forward-looking statements.

ITEM 7.     FINANCIAL STATEMENTS

                               BARON CAPITAL TRUST

                          INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                 F-2

   Statement of Operations                                       F-3

   Statement of  Shareholders' Equity                            F-4

   Statement of Cash Flows                                       F-5

   Notes to Financial Statements                             F-6 TO F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Trustees and Stockholders
Baron Capital Trust
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of Baron Capital Trust (the "Trust") as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows from inception (February 3, 1998) to December 31, 1998. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baron Capital Trust as of December 31, 1998, and the consolidated results of their operations and their cash flows from inception (February 3, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.

                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
April 13, 1999

                              BARON CAPITAL TRUST

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1998

                                               ASSETS
Rental Apartments:

   Land                                                                                  $ 1,178,693
   Depreciable property                                                                    6,189,095
                                                                                         -----------
                                                                                           7,367,788

   Less accumulated depreciation                                                           1,246,627
                                                                                         -----------
                                                                                           6,121,161

Investments in Partnerships                                                                  730,330

Cash and Cash Equivalents                                                                    177,299
Restricted Cash                                                                               66,199
Property Management Reimbursements Receivable, Affiliates                                    155,071
Other Receivables                                                                             80,112
Advances to Affiliates                                                                        10,750
Other Property and Equipment                                                                 168,982
Other Assets                                                                                 221,611
                                                                                         -----------
                                                                                         $ 7,731,515
                                                                                         ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Mortgages payable                                                                     $ 4,039,718
   Note payable                                                                              375,000
   Accounts payable and accrued liabilities, including
      $136,941 to Managing Shareholder                                                       388,385
   Capital lease obligation                                                                   55,984
   Security deposits                                                                          38,336
                                                                                         -----------
         Total liabilities                                                                 4,897,423
                                                                                         -----------

Commitments, Contingencies and Other Matters                                                       -

Shareholders' Equity:

   Common shares of beneficial interest, no par value; 2,500,000
      shares authorized; 463,650 shares issued and outstanding                             4,257,101
   Operating Partnership limited partnership units; 1,202,160 units issued and outstanding, which are subject to escrow
      restrictions (108,757 units convertible into common shares)                            100,000
   Deficit                                                                                (1,450,850)
   Distributions                                                                             (72,159)
                                                                                         -----------
         Total shareholders' equity                                                        2,834,092
                                                                                         -----------
                                                                                         $ 7,731,515
                                                                                         ===========

                See notes to consolidated financial statements.

                              BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENT OF OPERATIONS

             FROM INCEPTION (FEBRUARY 3, 1998) TO DECEMBER 31, 1998

Revenues:
   Property:

      Rental                                                                             $   358,949
      Other                                                                                   35,155
   Interest income                                                                             2,780
                                                                                         -----------
                                                                                             396,884
                                                                                         -----------

Real Estate Expenses:

   Depreciation                                                                               80,296
   Interest                                                                                  164,333
   Repairs and maintenance                                                                    86,349
   Personnel                                                                                  53,860
   Property taxes                                                                             34,496
   Property insurance                                                                         20,477
   Utilities                                                                                  27,299
   Other                                                                                     138,905
                                                                                         -----------
                                                                                             606,015
                                                                                         -----------

Administrative Expenses:

   Personnel                                                                                 721,715
   Management, investment and administrative fees,
      Managing Shareholder                                                                   324,213
   Professional services                                                                     175,646
   Other                                                                                      20,145
                                                                                         -----------
                                                                                           1,241,719
                                                                                         -----------

      Total expenses                                                                       1,847,734
                                                                                         -----------

Net Loss                                                                                 $(1,450,850)
                                                                                         ===========

Net Loss Per Common Share                                                                $     (5.52)
                                                                                         ===========

                See notes to consolidated financial statements.

                              BARON CAPITAL TRUST

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

             FROM INCEPTION (FEBRUARY 3, 1998) TO DECEMBER 31, 1998


                                      Common Shares of                  Limited
                                    Beneficial Interest           Partnership Units
                                    -------------------        ------------------------                    Distributions
                                    Shares       Amount        Units             Amount         Deficit       Paid        Total
                                    ------       ------        -----             ------         --------   ------------   -----
Initial Capital Contributions:

   Managing Shareholder                   10    $       100            -         $       -     $         -  $      -    $       100
   Founders                                -              -    1,202,160           100,000               -         -        100,000

Proceeds from Sale of Common
  Shares of Beneficial
  Interest, Net of Offering
  Costs                              463,640      4,257,001            -                 -               -         -      4,257,001

Dividends Paid                             -              -            -                 -               -   (72,159)       (72,159)

Net Loss                                   -              -            -                 -      (1,450,850)        -     (1,450,850)
                                     -------    -----------    ---------         ---------     -----------  --------    -----------

Balance, December 31, 1998           463,650    $ 4,257,101    1,202,160         $ 100,000     $(1,450,850) $(72,159)   $ 2,834,092
                                     =======    ===========    =========         =========     ===========  ========    ===========

                See notes to consolidated financial statements.

                              BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FROM INCEPTION (FEBRUARY 3, 1998) TO DECEMBER 31, 1998

Cash Flows from Operating Activities:
   Net loss                                                                              $(1,450,850)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                                         80,296
         Increase in operating assets and liabilities:
            Other receivables                                                                (80,112)
            Property management reimbursements receivable                                   (155,071)
            Other assets                                                                    (221,611)
            Accounts payable and accrued liabilities                                         388,385
            Security deposits                                                                 38,336
         Other                                                                                (8,088)
                                                                                         -----------
               Net cash used by operating activities                                      (1,408,715)
                                                                                         -----------

Cash Flows from Investing Activities:
   Acquisitions of rental apartments                                                      (1,559,162)
   Investment in partnerships, net of cash distributions                                    (730,330)
   Purchases of other property and equipment                                                (117,771)
   Advances to affiliates                                                                    (10,750)
                                                                                         -----------
               Net cash used in investing activities                                      (2,418,013)
                                                                                         -----------

Cash Flows from Financing Activities:
   Proceeds from sale of common shares of beneficial interest                              4,265,089
   Dividends paid                                                                            (72,159)
   Initial capital contributions                                                             100,100
   Payment on note payable                                                                  (200,000)
   Payments on mortgages payable                                                             (19,019)
   Payments on capital lease obligation                                                       (3,785)
                                                                                         -----------
               Net cash provided by financing activities                                   4,070,226
                                                                                         -----------

Net Increase in Cash and Cash Equivalents                                                    243,498

Cash and Cash Equivalents, Beginning                                                               -
                                                                                         -----------
Cash and Cash Equivalents, Ending                                                         $  243,498
                                                                                         ===========

Supplemental Disclosure of Cash Flow Information:

   Cash paid for mortgage and other interest                                              $  164,333
                                                                                         ===========

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION AND CAPITALIZATION

                 Baron Capital Trust (the "Trust") was organized as a business trust in Delaware on July 31, 1997. The Trust and its affiliate, Baron Capital Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, constitute an integrated real estate company which has been organized to acquire equity interests in residential apartment properties located in the United States and to provide or acquire debt mortgage loans secured by such types of property.

                 The Managing Shareholder of the Trust is Baron Advisors, Inc., a Delaware corporation which will manage the operations of the Trust and the Operating Partnership subject to the supervisory authority of the Board of the Trust over the activities of the Trust and the Operating Partnership and the Board's prior approval authority in respect of certain actions of the Trust and the Operating Partnership specified in the Declaration of Trust of the Trust.

                 The Trust's Declaration authorizes it to issue up to 25,000,000 shares of beneficial interest, no par value per share, consisting of common shares and of preferred shares of such classes with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption as the Managing Shareholder may create and authorize from time to time in accordance with Delaware law and the Declaration.

                 The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

            BASIS OF PRESENTATION

                 The accompanying consolidated financial statements include the accounts of the Trust and the Operating Partnership and all of the Trust's interest in the partnerships that own Heatherwood Kissimmee, Ltd., Riverwalk Enterprises, Ltd., and Crystal Court Apartments II, Ltd.

                 All significant inter-company transactions and balances have been eliminated in consolidation.

            CONCENTRATIONS OF CREDIT RISK

                 Financial instruments that potentially subject the Trust to concentrations of credit risk are comprised of cash and receivables.

                 Cash

                 At various times during the year the Trust had deposits in financial institutions in excess of the federally insured limits. The Trust maintains its cash with high quality financial institutions, which the Trust believes limits these risks.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            CONCENTRATIONS OF CREDIT RISK (Continued)

               Property Management Reimbursements and Other Receivables

                 Receivables are comprised mainly of property management reimbursements due to the Operating Partnership from various properties it manages and monthly rents due. The Operating Partnership monitors exposure to credit losses and does not maintain an allowance for these receivables, as it believes that these receivables are fully collectible.

            REAL ESTATE RENTAL PROPERTIES AND DEPRECIATION

                 Real estate rental properties are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and improvements are capitalized and depreciated over their estimated useful lives.

                 Depreciation is computed on a straight-line basis over useful lives of the properties as follows:

                                              Estimated Useful
                                               Lives (Years)
                                               -------------
Building                                            30
Leasehold improvements                              10
Furniture and fixtures                              7
Computer equipment and software                    3-5

                 Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management evaluates its investment properties annually to assess whether any impairment indications are present. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. No such losses have been required or provided in the accompanying consolidated financial statements.

            REVENUE RECOGNITION

                 Apartment units are leased under operating leases with terms of generally one year or less. Rental income is recognized when due from tenants.

            CASH AND CASH EQUIVALENTS

                 For purposes of the statement of cash flows, the Trust considers all investments purchased with an original maturity of three months or less to be cash equivalents.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            INVESTMENTS IN PARTNERSHIPS

                 The Trust's investments in unconsolidated partnerships are accounted for on the cost method inasmuch as the respective ownership interests represent less than 20% of the equity ownership therein. The Trust periodically assesses the realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.

            CAPITAL RESERVE

                 In connection with the acquisition of the investment properties, as required by the lending institutions, the Trust has established a capital reserve account, which is to be used for significant improvements to the property.

            LOAN COSTS

                 The Trust has capitalized those costs incurred with obtaining financing on the investment properties. Such costs (included with other assets) are being amortized over the estimated term of the financing of ten years.

            USE OF ESTIMATES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            INCOME TAXES

                 The Trust has not provided for federal income taxes because the Trust believes it qualifies as a real estate investment trust
                 (REIT) under Section 856 to 860 of the Internal Revenue Code. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies a REIT taxable income to the extent that it distributes substantially all of its taxable income to its stockholders and complies with certain other requirements.

            FAIR VALUE OF FINANCIAL INSTRUMENTS

                 The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash, receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                 The fair value of debt instruments has been estimated by using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At December 31, 1998, the differences between estimated fair value and the carrying value of debt instruments were not material.

            RECENT ACCOUNTING PRONOUNCEMENTS

                 In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Trust adopted these new accounting standards in 1998, and their adoption had no effect on the Trust's financial statements and disclosures.

                 In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition of the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                 Historically, the Trust has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Trust does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

NOTE 2.     RENTAL APARTMENTS

            HEATHERWOOD APARTMENTS

                 On June 30, 1998, the Operating Partnership acquired the entire limited partnership interest in Heatherwood Kissimmee, Ltd., (the "Heatherwood Property") a Florida limited partnership which owns fee simple title to a 67-unit residential property located at Kissimmee, Florida for

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.     RENTAL APARTMENTS (Continued)

            HEATHERWOOD APARTMENTS (Continued)

                 a purchase price of approximately $830,000. The Heatherwood Property is subject to first mortgage financing with an original balance of approximately $1,250,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $8,847 and bears a fixed interest rate of 7.625%. The entire balance, including accrued interest, is due on December 2004 and may be prepaid with a prepayment fee equal to 1% of the then outstanding principal balance. The principal balance outstanding as of December 31, 1998 was $1,238,755.

                 Subsequent to December 31, 1998, the Operating Partnership received $7,000 in distributions from the Heatherwood Property.

            CRYSTAL COURT APARTMENTS

                 On July 31, 1998, the Operating Partnership acquired the entire limited partnership interest in Crystal Court Apartments II, Ltd., (the "Crystal Court Property") a Florida limited Partnership which owns fee simple title to an 80-unit residential apartment property located in Lakeland, Florida for a purchase price of approximately $704,000. The Crystal Court Property is subject to first mortgage financing with an original balance of $1,494,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $10,446 and bears a fixed interest rate of 7.5%. The entire balance, including accrued interest, is due on October 2004 and may be prepaid with a prepayment fee equal to 1% of the then outstanding principal balance. The principal balance outstanding as of December 31, 1998 was $1,477,797.

                 Subsequent to December 31, 1998, the Operating Partnership received $20,000 in distributions from the Crystal Court Property.

            RIVERWALK APARTMENTS

                 On September 1, 1998, the Operating Partnership acquired the entire limited partnership interest in Riverwalk Enterprises, Ltd., (the "Riverwalk Property") a Florida limited partnership which owns fee simple title to a 50-unit residential property located at New Smyrna Beach, Florida for a purchase price of approximately $700,000. The Riverwalk Property is subject to first mortgage financing with an original balance of approximately $1,400,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $11,626 and bears a fixed interest rate of 8.75% amortized over 25 years. The holder of the first mortgage has the right to adjust the rate in October 1999 for the remaining five years of the loan to a rate equal to 200 basis points above the then current rate for five-year treasury notes. The entire balance, including accrued interest, is due on October 2004 and may be prepaid with a prepayment fee equal to 1% of the then outstanding principal balance. The principal balance outstanding as of December 31, 1998 was $1,323,166.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.     RENTAL APARTMENTS (Continued)

            RIVERWALK APARTMENTS (Continued)

                 In connection with the purchase of the Riverwalk Property, the Trust executed a promissory note payable to the sellers of the Riverwalk Property with an original balance of $575,000. The note called for a lump-sum payment of principal and accrued interest at a rate of 18% per annum on December 1, 1998. In December 1998, the Operating Partnership paid $226,163 of principal and interest towards the note and exercised its option to extend the maturity of the note to February 1, 1999 for an extension fee of one (1%) percent of the original loan amount or $5,750. The principal balance outstanding as of December 31, 1998 was $375,000.

                 Subsequent to December 31, 1998, the Operating Partnership exercised another option to extend the note to June 1, 1999 for an extension fee of one (1%) percent of the outstanding loan amount or $3,750. Also, subsequent to December 31, 1998, the Operating Partnership received $17,000 in distributions from the Riverwalk Property.

NOTE 3.     INVESTMENTS IN PARTNERSHIPS

             Alexandria Property, net of distributions           $389,050
             Other Limited Partnership Interests                  341,280
                                                                  -------
                                                                 $730,330
                                                                  =======

            ALEXANDRIA APARTMENTS

                 On October 14, 1998, the Operating Partnership acquired an approximate 12.3% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Property"), a Delaware limited partnership which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. The Operating Partnership paid $400,000 for eight (8) units of limited partnership interest out of a total of sixty-five (65) units and retains an option to acquire the remaining fifty-seven (57) units of limited partnership interests for $50,000 per unit or approximately $2,850,000. The option is exercisable as additional apartments are completed and rented and expires on October 15, 1999. An affiliate of the Trust, affiliated through common ownership, sold the partnership interest in the Alexandria Property to the Operating Partnership and also serves as the managing general partner of the Alexandria Property. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Property is entitled to an annual 12% preferential return, which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

                 Subsequent to December 31, 1998, the Operating Partnership exercised its option to purchase an additional fourteen (14) units of limited partnership interest for $675,000. In addition, $12,000 was distributed to the Operating Partnership.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.     INVESTMENTS IN PARTNERSHIPS (Continued)

            OTHER LIMITED PARTNERSHIP INTERESTS

                 In July 1998, the Operating Partnership also was admitted as a limited partner in 13 real estate limited partnerships managed by affiliates of the Managing Partnership. The Operating Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Operating Partnership was approximately $341,000. The percentage interest acquired by the Operating Partnership (less than 4% in each case) was calculated at fair market value. In each instance, the Operating Partnership agreed that its right to receive distributions from cash flow or from a capital event would be subordinate to the right of the existing limited partners to receive any preferred return described in the partnership agreement of the respective partnership.

NOTE 4.     OTHER PROPERTY AND EQUIPMENT

             Furniture and equipment                        $112,272
             Computer equipment and software                  44,455
             Leasehold improvements                           20,813
                                                             -------
                                                             177,540
                Less accumulated depreciation                  8,558
                                                             -------
                                                            $168,982
                                                             =======

NOTE 5.     MORTGAGES PAYABLE

                                                                                                             Balance at
                                                  Original           Maturity         Interest              December 31,
           Property                                Amount              Date             Rate                    1998
           --------                                ------              ----             ----                    ----
Heatherwood Apartments                           $1,250,000         12/31/2004         7.625%                $1,238,755
Crystal Court Apartments                          1,494,000         10/31/2004         7.5                    1,477,797
Riverwalk Apartments                              1,400,000         10/31/2004         8.75                   1,323,166
                                                  ---------                                                   ---------
   Total mortgage note payables                  $4,139,000                                                  $4,039,718
                                                  =========                                                   =========

                 All mortgage notes payable are collateralized by the underlying properties described in Note 2 above.

                 The aggregate maturities of mortgages payable for each of the five years subsequent to December 31, 1998 are as follows:

                                                               Principal
                                                               ---------
                Year ending December 31:
                   1999                                        $   50,544
                   2000                                            54,799
                   2001                                            59,415
                   2002                                            64,420
                   2003                                            69,872
                   Thereafter (2004)                            3,740,668
                                                                ---------
                      Total                                    $4,039,718
                                                                =========

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6.     CAPITAL LEASE OBLIGATION

            During 1998, the Operating Partnership purchased office furniture financed through a capital lease obligation. The loan is non-interest bearing, secured by the office furniture purchased and requires forty-eight (48) monthly payments of $1,245. Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 1998 are as follows:

                Year Ending December 31:
                   1999                                      $14,942
                   2000                                       14,942
                   2001                                       14,942
                   2002                                       11,158
                                                              ------
                      Total minimum lease payments           $55,984
                                                              ======

NOTE 7.     COMMITMENTS AND CONTINGENCIES

            CONTRACT TO PURCHASE ADDITIONAL PROPERTIES

                 In September 1998, the Trust entered in an agreement with three real estate development companies to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) are controlled by one of the Trust's founders and chief executive officer. The properties are scheduled to have a total of 652 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of one of the properties, located in Louisville, Kentucky, is expected to be completed prior to the end of 2000, and construction of the other property, located in Burlington, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of 2001. The aggregate purchase price for the two properties is in the range of approximately $41,000,000 to $43,000,000. The closing of each acquisition, which is expected to occur shortly following the completion of construction, is conditioned on, among other things, the completion of the respective apartment property, the availability of first mortgage financing and the Trust's raising the balance of the funds necessary for the acquisition in its ongoing Cash Offering or otherwise have funds available to make the acquisition.

                 In connection with the transaction and in exchange for certain benefits described below, the Trust agreed to co-guarantee (along with the chief executive officer), up to 35% (or approximately $12,500,000) of the development portion of long-term construction loans with an aggregate principal amount of up to $36,000,000 to be provided by a bank to the development companies. As of December 31, 1998, approximately $4,600,000 of such loans had been drawn down, resulting in outstanding guarantees of approximately $1,600,000. Subject to the fulfillment of certain closing and funding conditions, the construction loans will be made to the development companies in connection with the development and construction of the two apartment properties and of an 111,000 square foot shopping center being developed in Burlington, Kentucky. The interest rates on the construction loans range from 7.36% to 7.52%. The Trust also agreed that, if the loans are not repaid prior to the expiration of the guarantee, it will either buy out the bank's position on the entire amount of the construction loans or arrange for a third party to do so. The construction loans are expected to be replaced by a long-term credit facility.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.     COMMITMENTS AND CONTINGENCIES (Continued)

            CONTRACT TO PURCHASE ADDITIONAL PROPERTIES (Continued)

                 The Trust expects to receive significant benefits from the transaction in addition to the acquisition of two large luxury apartment properties located in attractive communities. In exchange for the guarantee of the development portion of the construction loans, the Trust will receive a discount of approximately $212,500 (representing a one-half of one percent reduction) on the purchase price of the properties. The Trust and the development companies are negotiating a further price reduction which would apply if the development portion of the loans is not repaid prior to the expiration of the guarantee period and the Trust is required to buy out or arrange for the buyout of the lender's position on the loans.

            OFFICERS' COMPENSATION

                 A founder of the Trust and the Operating Partnership serves as Chief Executive Officer of the Trust, the Operating Partnership and the Managing Shareholder. He has agreed to serve a Chief Executive Officer for the first year in exchange for compensation in the form of common shares in an amount not to exceed 25,000 shares to be determined by the Executive Compensation Committee based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust.

                 The other founder of the Trust and Operating Partnership serves as the Chief Operating Officer of the Trust, the Operating Partnership and the Managing Shareholder. His initial annual salary has been set at $100,000, in addition to benefits, and eligibility for participation in any common share option plan and bonus incentive compensation plan which may be implemented by the Trust.

            OPERATING LEASES

                 During 1998, the Operating Partnership executed an operating lease for its office facilities. The lease, which expires in June 15, 2003, requires monthly payments of $5,000. The Operating Partnership has three options of five years each to extend its lease for a total of fifteen additional years.

                 Minimum future lease payments on this lease are as follows:

                    Year ending December 31:
                       1999                                    $ 60,000
                       2000                                      60,000
                       2001                                      60,000
                       2002                                      60,000
                       2003                                      30,000
                                                                -------
                          Total                                $270,000
                                                                =======

                 Rent expense was approximately $ 24,000 for 1998.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.     RELATED PARTY TRANSACTIONS

            TRUST MANAGEMENT AGREEMENT

                 The Trust has entered into a Trust Management Agreement with the Managing Shareholder under which the Managing Shareholder is obligated to provide management, administrative and investment advisory services to the Trust. The services to be rendered include, among other things, communicating with and reporting to investors, administering accounts, providing to the Trust of office space, equipment and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder is also responsible for determining which real estate investments and non-real estate investments (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) the Trust will make and for making divestment decisions, subject to the provisions of the Declaration. The Trust Management Agreement has an initial term of one year and may be extended on a year-to-year basis on approval of (i) the Board or a majority of the stockholders entitled to vote on such matter or (ii) a majority of the Independent Trustees.

                 The Trust will reimburse the Managing Shareholder for all Trust expenses in an amount not to exceed 2% of gross proceeds from the sale by the Trust of common shares in the Trust's initial offering. As compensation for the Managing Shareholder's performance under the Trust Management Agreement, beginning June 1, 1998, the Trust will pay to the Managing Shareholder, on a monthly basis during the term of the agreement, an annual management fee in the sum of (i) 1% of the gross proceeds from the sale by the Trust of common shares in the Trust's initial offering, and (ii) 1% of the initial stock price for each unit of limited partnership interest ("Unit") in the Operating Partnership issued in connection with a Proposed Exchange Offering of Units as contemplated in the Trust's Prospectus,
                 (iii) an investment fee in an amount equal to 4% of the gross proceeds from the sale by the Trust of common shares in the Trust's initial offering for the Managing Shareholder's services in investigating and evaluating investment opportunities and assisting the Trust in consummating its investments. The Managing Shareholder in its sole discretion may elect to receive payment for its service in the form of common shares with an equivalent value.

                 During 1998, the Trust paid the Managing Shareholder $92,393 for reimbursable expenses, $185,456 for investment fees and $46,364 as management fees. As of December 31, 1998, $136,941 is due to the Managing Shareholder for reimbursable expenses and investment fees.

            TRANSACTIONS WITH AFFILIATED ENTITIES

                 During 1998, the Operating Partnership paid approximately $12,000 to an affiliated corporation for computers being used by the Operating Partnership.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.     RELATED PARTY TRANSACTIONS (Continued)

            PROPERTY MANAGEMENT REIMBURSEMENTS

                 The Operating Partnership is reimbursed for administrative expenses relating to the management of 36 rental properties affiliated to the Trust through common ownership. During 1998, the Operating Partnership was reimbursed for approximately $496,000 in expenses relating to administrative duties performed for the rental properties.

            ADVANCES

                 From time to time, the Operating Partnership advances funds to affiliates. These advances do not accrue interest and are due on demand. As of December 31, 1998, the Operating Partnership had advanced $10,750 to two affiliates.

NOTE 9.     SHAREHOLDERS' EQUITY

            CASH OFFERING

                 On May 15, 1998, pursuant to a registration statement on Form SB-2, the Trust commenced an initial public offering of a maximum of 2,500,000 common shares of beneficial interest in the Trust at $10 per common share, which is payable in full upon subscription, for proposed total gross proceeds of $25,000,000 (the Cash Offering). All of the common shares to be issued or sold by the Trust in the offering will be tradable without restriction under the Securities Act, but will be subject to certain restrictions designed to permit the Trust to qualify and maintain its status as a Real Estate Investment Trust under the Internal Revenue Code. The Cash Offering will terminate no later than November 30, 1999.

            EXCHANGE OFFERING

                 The Operating Partnership has filed a registration statement on Form S-4 with the Securities and Exchange Commission covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Securities Act of 1933, as amended (the "Act") ("Exchange Offering").

                 It is proposed that these units would be exchanged for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or mortgage interests in one or more residential apartment properties. The Exchange Partnerships are managed by corporate general partners which are affiliated with one of the founders of the Operating Partnership, who is the sole stockholder and director of the Managing Shareholder of the Trust. This registration statement has not yet become effective.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.     SHAREHOLDERS' EQUITY (Continued)

            EXCHANGE OFFERING (Continued)

                 The number of Units being offered in exchange for the limited partnership interests in the Exchange Partnerships will be based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit has been arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share currently being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding will be substantially identical since Unit holders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares being offered by the Trust in the Cash Offering) have been registered with the Commission.

                 As its initial investment targets in the Exchange Offering, the Operating Partnership is offering to acquire equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. The Operating Partnership will acquire interests in a particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships directly or indirectly owns equity and/or mortgage interests in one or more properties. Certain of the Exchange Partnerships directly or indirectly own equity interests in 16 properties which consist of an aggregate of 1,012 residential units (comprised of studio, one, two, three and four bedroom units). Certain of the Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties, 21 properties are located in Florida , three properties in Ohio and one property each in Georgia and Indiana.

            OPERATING PARTNERSHIP LIMITED PARTNERSHIP UNITS

                 In connection with the formation of the Trust and the Operating Partnership, the Original Investors each subscribed for 601,080 limited partnership units of the Operating Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. If the Cash Offering and the Exchange Offering are fully subscribed, those Units would represent 19% of the total Common Shares outstanding after completion of the Cash Offering and exchange by the Operating Partnership of 2,500,000 of its Units for units of limited partnership interest in real estate limited partnerships (including any exchange pursuant to the

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.     SHAREHOLDERS' EQUITY (Continued)

            OPERATING PARTNERSHIP LIMITED PARTNERSHIP UNITS (Continued)

                 Exchange Offering), calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares. If, however, as of May 14, 1999, the Cash Offering and/or the Exchange Offering has been completed and the number of Units subscribed for by each Original Investment represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares, each Original Investor has agreed to return any excess Units to the Operating Partnership for cancellation. The Original Investors have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

                 Based upon the total Common Shares outstanding as of December 31, 1998, the Original Investors would be entitled to exchange their limited partnership units for a net amount of 108,757 Common Shares. These equivalent common shares have been taken into consideration in the calculation of net loss per share on an as-converted basis (see Note 10).

NOTE 10.    NET LOSS PER SHARE

            The Trust computes per share data in accordance with Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

            Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common stock equivalents in the weighted average shares outstanding has not been presented as it is anti-dilutive in 1998.

            The components used in calculating basic net loss per share are as follows:

                                                           Weighted
                                                           Average                Loss
                                     Net Loss             Shares (a)           Per Share
                                     --------             ----------           ---------
            1998                   $(1,450,850)            262,631              $(5.52)
                                    ==========             =======               =====

            (a) Weighted average shares are comprised of the following:

                                                           1998
                                                          -------
            Investors                                     212,731
            Founders (on an as-converted basis)            49,900
                                                          -------
               Total                                      262,631
                                                          =======

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11.    SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING

            ACTIVITIES

            During 1998, the Operating Partnership acquired three rental apartment properties through the assumption of mortgage payables and a note payable, as follows:

            Mortgages payable                      $4,058,737
            Note payable                              575,000
                                                    ---------
                                                   $4,633,737
                                                    =========

            Also, the Operating Partnership acquired furniture and equipment in 1998 by means of capital lease financing in the amount of $59,769.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                  PART III


ITEM 9. TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The persons who serve as Trustees and executive officers1/ of the Trust and the Operating Partnership, their ages and respective positions are set forth below. The term of each independent trustee is one year.

Name                                Age                     Position
----                                ---                     --------
James H. Bownas                     51                      Trustee
Peter M. Dickson                    48                      Trustee
Gregory K. McGrath2/                37                      Chief Executive Officer - Trust and Operating Partnership
Robert S. Geiger3/                  48                      Chief Operating Officer - Trust and Operating Partnership
Robert L. Astorino                  52                      President - Operating Partnership
Mark L. Wilson                      52                      Interim Chief Financial Officer - Operating Partnership
Mary E. Keane                       45                      Vice President - Accounting Operating Partnership



-------------------------

              1/The Trust has entered into a Trust Management Agreement with Baron Advisers, Inc., (the "Managing Shareholder") under which the Managing Shareholder is obligated to provide management, administrative and investment advisory services to the Trust from the commencement of the Cash Offering. The services to be rendered include, among other things, communicating with and reporting to Investors, administering accounts, providing to the Trust office space, equipment and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder is also responsible for determining which real estate investments and non-real estate investments (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) the Trust will make and for making divestment decisions, subject to the provisions of the Declaration of Trust.

              2/Mr. McGrath is Chief Executive Officer, sole shareholder and sole director of the Managing Shareholder. He is also the Chief Executive Officer, sole shareholder and director of Baron Properties, Inc., a Delaware corporation, which is the Corporate Trustee of the Trust.

              3/Mr. Geiger serves as the Chief Operating Officer of the Managing Shareholder.

       Baron Advisors, Inc. ("Baron Advisers"), the Managing Shareholder of the Trust, was incorporated in July 1997 as a Delaware corporation. The management of Baron Advisors has substantial prior experience in and knowledge of the residential apartment property and single-family housing market and its financing and experience in the management of investment programs and in directing their operations. The Chief Executive Officer, sole director and sole shareholder of Baron Advisors is Gregory K. McGrath and its Chief Operating Officer is Robert S. Geiger. The Managing Shareholder will be compensated for its services pursuant to a Trust Management Agreement. Officers and employees of the Managing Shareholder who perform services on behalf of the Trust will not be paid any additional compensation by the Trust. Such officers and employees generally will serve in the same capacity for the Trust and will be compensated by the Trust in amounts determined by the Managing Shareholder, in the case of employees, and by the Executive Compensation Committee of the Trust.

       Gregory K. McGrath is the Chief Executive Officer, sole director and sole shareholder of Baron Advisors, Inc. and Chief Executive Officer of the Trust. Mr. McGrath has over 10 years experience in all aspects of the real estate industry, including site selection and acquisition, arrangement and closing of mortgage financing, and property acquisition and management. Between January 1993 and June 1994, Mr. McGrath served as Senior Vice President of Realty Capital, Inc., a Florida corporation which sponsored real estate limited partnerships. Mr. McGrath is also the President, sole director and sole shareholder of Baron Real Estate Services, Inc. ("Baron"), an Ohio corporation headquartered in Cincinnati, Ohio, which he co-founded in 1989. Mr. McGrath is also the President, sole director and sole shareholder of Brentwood Management, LLP, an Ohio limited liability company which provides property management services. Mr. McGrath is also a principal of The Baron Organization, Inc., a Delaware corporation which manages an approximately $100 million real estate portfolio.

       Robert S. Geiger is a practicing attorney. From 1994 to August 1998, he was managing director of the law firm of Geiger Kasdin Heller Kuperstein Chames & Weil, P.A., a Miami, Florida law firm with a general practice. From 1986 to 1994, he was managing director of Levine & Geiger, a Miami, Florida law firm. Mr. Geiger's practice is concentrated in complex commercial and real property transactions and business reorganizations. He serves as general counsel for national, regional and local corporations engaged in a wide range of business activities, including regulated industry matters.

       James H. Bownas is a principal in Gamble Hartshorn Alden Co. LPA, a Columbus, Ohio law firm with a general practice. Mr. Bownas's practice is concentrated in securities, real estate, taxation, corporate and estate planning. Between 1989 and January 1996, Mr. Bownas served as General Counsel, Vice President and Secretary of Cardinal Realty Services, Inc. ("Cardinal") (formerly known as Cardinal Industries, Inc.), a publicly traded company headquartered in Reynoldsburg, Ohio which has sponsored numerous real estate investment limited partnerships. At Cardinal, Mr. Bownas developed significant experience in the syndication of real estate investment limited partnerships, negotiated the resolution of over $2 billion of creditors' claims in connection with the bankruptcy reorganization of Cardinal Industries, Inc., and coordinated the transition of Cardinal Industries, Inc. from a bankruptcy creditor to a successful publicly traded company. Since 1995, Cardinal has engaged in several arms-length transactions (none of which represented a material portion of Cardinal's assets, liabilities, revenues or expenditures) with affiliates of the Managing Shareholder pursuant to which multi-family real estate was sold to, purchased from and managed by and for such entities.

       Peter M. Dickson has been managing director of the Guardian Management Company Limited, a global financial services corporation based in Bermuda since 1991. In addition, since 1994 Mr. Dickson has served as a director to Grosvenor Trust Company Limited, another Bermuda-based financial services corporation. Between 1985 and 1990, Mr. Dickson served as the Executive Vice President of Finance for The Wraxall Group, Bermuda. Between 1979 and 1985, Mr. Dickson held several positions with Peat, Marwick.

       The Corporate Trustee of the Trust is Baron Capital Properties, Inc. ("Baron Properties"), a Delaware corporation formed in July 1997 and an Affiliate of the Managing Shareholder. The primary duty of the Corporate Trustee will be to operate an office in the State of Delaware as Delaware law requires that at least one of the trustees of a Delaware business trust (such as the Trust) have an office in Delaware. Baron Properties, as Corporate Trustee of the Trust, will act only at the direction of the Managing Shareholder, and will not take independent discretionary action on behalf of the Trust. The Corporate Trustee will not be compensated for its services, but will be reimbursed only for its reasonable out-of-pocket expenses in serving in such capacity which are approved in advance by the Managing Shareholder. Such expenses are expected to be limited to those incurred in connection with the operation of its Delaware office. Baron Properties may be a trustee of other similar entities that may organized by the Managing Shareholder, Baron Capital, Inc., and any of their Affiliates. The President, sole director and sole stockholder of Baron Properties is Gregory K. McGrath. The principal office of Baron Properties is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

       Robert L. Astorino has served as President of the Operating Partnership since May 25, 1998. From February 1998 through May 25, 1998, he served as President - Property of Strategic Management Inc., a real estate management company affiliated with the Mr. McGrath. From 1992 through January 1998, he served as President of The Housing Partnership, Inc., a Louisville, Kentucky-based real estate investment and consulting company. Between 1991 and 1992, Mr. Astorino served as Assistant Vice President, Real Estate Operations at Great Western Bank in Beverly Hills, California, where his responsibilities included the operation and sale of residential and commercial real estate obtained in foreclosure.

       Mark L. Wilson was elected Interim Chief Financial Officer of the Operating Partnership in November 1998. Between 1989 and 1997, Mr. Wilson served as Vice President of Baron Real Estate Services, Inc., an affiliate of Mr. McGrath. Mr. Wilson was responsible for financial control, accounting and tax functions for that company in addition to financial control and accounting for all of the properties which it managed. In addition, Mr. Wilson served as President of The Baron Companies, a registered securities broker-dealer which served as the dealer manager of numerous private offerings of limited partnerships affiliated with Mr. McGrath.

       Mary E. Keane, age 45, has served as Vice President - Accounting and Strategic Planing for the Operating Partnership since May 25, 1998. She has also served as Secretary of the Trust since May 15, 1998. From March 1998 through May 25, 1998, she served as Vice President - Accounting for Strategic Management Inc., a real estate management company affiliated with Mr. McGrath. From 1996 through February 1998, Ms. Keane served as Vice President, Finance - Consumer Services Division for Blue Cross of California, a subsidiary of WellPoint Health Networks, Inc., a Fortune 250 company. Her responsibilities there included financial preparation, reporting and analysis for a $2 billion annual revenue company. From 1992 through 1995, she served as Chief Financial Officer for Steptoe & Johnson, a prominent international law firm headquartered in Washington, D.C.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Based upon written representations from certain reporting persons that no reports were required, no person failed to file on a timely basis reports required by Section 16(a) of the Exchange Act in the most recent fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

                               ANNUAL COMPENSATION

------------------------------------------------------------------------------------------------------------------
Name and Principal Position                     Year          Salary       Bonus     Long Term      All Other
Position                                                                             Compensation   Compensation
------------------------------------------------------------------------------------------------------------------
Gregory K. McGrath, Chief Executive officer     1998          1/
------------------------------------------------------------------------------------------------------------------
Robert L. Astorino, President-Operating
Partnership                                     1998          $125,000                              $8,500 2/
------------------------------------------------------------------------------------------------------------------
Mary E. Keane, Vice President Accounting        1998          $97,500                               $10,000 3/
------------------------------------------------------------------------------------------------------------------


       1/ Mr. McGrath's compensation for the first year of the Trust is payable in the form of Common Shares of the Trust or Units of the Operating Partnership in an amount not to exceed 25,000 shares to be determined by the Compensation Committee of the Board of the Trust, plus health benefits. The Executive Compensation Committee has not yet met to determine Mr. McGrath's compensation. In addition, Mr. McGrath is the sole shareholder and director of Baron Advisors, Inc., which is the Managing Shareholder of the Trust. Pursuant to a Trust management Agreement, dated as of May 15, 1998, which is renewable annually, Baron Advisors, Inc. is to be reimbursed for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount up to 1% of the gross proceeds of the initial value of Units issued in connection with the Exchange Offering up to a maximum of $500,000 per year. In 1998, the Trust paid Baron Advisors, Inc. a total of $324,213 for: reimbursable expenses ($92,393), investment advisory fees ($185,456) and management fees ($46,364).

       2/ Car Allowance

       3/ Relocation Advance

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of Common Shares of the Trust by (i) each Trustee, (ii) the Trust's Chief Executive Officer and each executive officer of the Trust, (iii) all executive officers of the Trust and the Operating Partnership as a group, and (iv) to the Trust's knowledge, by any person owning beneficially more than 5% of the outstanding shares of such class, in each case at March 31, 1999. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all Common Shares shown as beneficially owned by such person.

------------------------------------------------------------------------------------------
                                   Amount and Nature of
     Beneficial Owner              Beneficial Ownership          Percentage of Class
     ----------------              --------------------          -------------------
------------------------------------------------------------------------------------------
James H. Bownas                             -0-                           -0-
------------------------------------------------------------------------------------------
Peter M. Dickson                            -0-                           -0-
------------------------------------------------------------------------------------------
Gregory K. McGrath                          1/                            9.5%
------------------------------------------------------------------------------------------
Robert S. Geiger                            1/                            9.5%
------------------------------------------------------------------------------------------
All executive officers of the
Trust and Operating Partnership,
as a group                                  1/                            19%
------------------------------------------------------------------------------------------


       1/ Mr. McGrath and Mr. Geiger, the original investors in the Operating Partnership, each own an amount of Operating Partnership Units which are exchangeable into 9.5% of the Common Shares of the Trust outstanding as of the earlier to occur of the completion of the Cash Offering or May 14, 1999 (up to 601,080 Common Shares out of total maximum outstanding of 6,327,160 Common Shares), calculated on a fully diluted basis assuming that all then outstanding Units (other than those owned by the Trust) have been exchanged into an equivalent number of Common Shares. Pursuant to an agreement among Messrs. McGrath, Geiger, the Trust and the Operating Partnership, these Units have been deposited in escrow. The number of units will be adjusted to enable each of them to convert his Units into 9.5% of the Trust's Common Shares upon completion of the Cash Offering. The escrowed Units and/or common shares are to be redeemed in equal amounts on the sixth, seventh, eighth and ninth anniversary dates of the effectiveness of the Cash Offering, or earlier if certain financial goals are achieved by the Trust. Under the Declaration of Trust, no other Shareholder or Unitholder may hold more than 5% of the beneficial interest in the Trust.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During the year ended December 31, 1998, the Trust directly or indirectly entered into several transactions in which the amount exceeded $60,000 and in which an executive officer of the Trust had an interest. The Trust expects to enter into additional such transactions in 1999 (SEE ITEM 1 - DESCRIPTION OF BUSINESS: EXCHANGE OFFERING). This is more fully outlined in Amendment No. 2 to the Registration Statement on Form S-4 filed by the Operating Partnership. In 1998, the following transactions occurred.

       1. The Trust contributed $3,858,240 to the Operating Partnership in exchange for units of limited partnership interest. The Operating Partnership was founded by Messrs. Gregory K., McGrath and Robert S. Geiger, who are the Chief Executive Officer an Chief Operating Officer of the Trust and who each own individually units of limited partnership interest in the Operating Partnership.

       2. A limited partnership interest in Alexandria Development, L.P. was acquired from an affiliate of Mr. McGrath. The Operating Partnership acquired limited partnership interests in real estate limited partnerships managed by an affiliate of Mr. McGrath. The Operating Partnership contracted with three real estate development companies owned by Mr. McGrath to acquire two luxury residential apartment properties in development upon completion of the construction. (SEE ITEM 2 - DESCRIPTION OF PROPERTIES).

       3. As discussed in ITEM 1 - DESCRIPTION OF BUSINESS: EXCHANGE OFFERING, the Trust proposes to indirectly acquire interests in properties through an Exchange Offering between the Operating Partnership and 23 limited partnerships in which Mr. McGrath either directly or indirectly holds a beneficial interest.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            Documents filed as part of this report:

            (a) Exhibits are either attached as part of this Report or incorporated by reference herein.

Exhibit Number                 Description
--------------                 -----------
        3.1*                   Certificate of Business Trust Registration of the Registrant

        3.2*                   Amended and Restated Declaration of Trust for the Registrant made as of May 15, 1998

        3.3*                   Form of by-laws of the Registrant

        4.1*                   Form of Common Share Certificate

       10.1*                   Trust Management Agreement, dated as of May 15, 1998 between the Registrant and Baron
                               Advisors, Inc.

       10.2*                   Form of Escrow Agreement, dated as of _____________, 1998, between the Registrant and
                               Sigma Financial Corporation

       10.3*                   Form of Indemnification Agreement among the Registrant, Baron Advisors, Inc., and the
                               Registrant's Independent Trustees and officers (included in Sections 3.6 and 3.7 of the
                               Amended and Restated Declaration of Trust attached hereto as Exhibit 3.2)

       10.4*                   Warrant Purchase Agreement, dated as of May 15, 1998, between the Registrant and Sigma
                               Financial Corporation

       10.5*                   Form of Subscription Documents

       10.6*                   Agreement of Limited Partnership of Baron Capital Properties, L.P. dated as of May 15, 1998

       10.7*                   Form of Security Escrow Agreement dated as of ___________, 1998 among Gregory K. McGrath,
                               Robert S. Geiger, Baron Capital Trust and American Stock Transfer & Transfer Company

       10.8                    Amended and Restated Security Escrow Agreement dated as of May 15, 1998 among Gregory K. McGrath,
                               Robert S. Geiger, Baron Capital Trust
                               and American Stock and Transfer Company

         23                    Consent of Rachlin Cohen & Holtz, Independent Certified Public Accountants

         27                    Financial Data Schedule


-----------------------

* Incorporated by reference to Registration Statement on Form SB-2, as amended, filed September 5, 1997.

       (b)    Reports on Form 8-K:

              The following information summarizes the events reported on Form 8-K during the quarter ended December 31, 1998.

              1. Report on Form 8-K, dated October 23, 1998 reporting on the following item:

                     Item 2.  Acquisition or Disposition of Assets.

              2. Report on Form 8-K/A, dated November 24, 1998 reporting on the following item:

                     Item 2.  Acquisition or Disposition of Assets.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BARON CAPITAL TRUST

April 15, 1999                          By:         /s/ Gregory K. McGrath
                                                    ---------------------------
                                                    Gregory K. McGrath
                                                    Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                                                 Date
----------                          -----                                                 ----
/s/ Gregory K. McGrath              Chief Executive Officer                               April 15, 1999
----------------------              (Principal Executive Officer)
Gregory K. McGrath

/s/ Mark L. Wilson                  Interim Chief Financial Officer                       April 15, 1999
----------------------              (Principal Financial and Accounting
Mark L. Wilson                      Officer)

/s/ James H. Bownas                 Trustee                                               April 15, 1999
----------------------
James H. Bownas

/s/ Peter M. Dickson                Trustee                                               April 15, 1999
----------------------
Peter M. Dickson

/s/ Gregory K. McGrath              Corporate Trustee                                     April 15, 1999
----------------------
Gregory K. McGrath
President, Chief Executive
Officer of Baron Capital
Properties, Inc.