Form 10QSB
period 1999-03-31
BARON CAPITAL TRUST
filed 1999-05-17
CIK 1045550

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Yes [X]  No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BARON CAPITAL TRUST
                           CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1998 AND MARCH 31, 1999


                                                                              DECEMBER 31, 1998            MARCH 31, 1999

                                ASSETS
                                ------
Rental Apartments:
     Land                                                                     $    1,178,693                $    1,178,693
     Depreciable Property                                                          6,189,095                     6,189,095
                                                                              --------------                --------------
                                                                                   7,367,788                     7,367,788
     Less: Accumulated Depreciation                                               (1,246,627)                   (1,287,894)
                                                                              --------------                --------------
                                                                                   6,121,161                     6,079,894

Investments in Partnerships                                                          730,330                     1,409,497

Cash and Cash Equivalents                                                            177,299                        10,261
Restricted Cash                                                                       66,199                        68,540
Property Management Reimbursements Rec., Affiliates                                  155,071                       155,071
Other Receivables                                                                     80,112                        99,754
Advances to Affiliates                                                                10,750                        10,750
Other Property and Equipment                                                         168,982                       199,403
Other Assets                                                                         221,611                       208,178
                                                                              --------------                --------------
                                                                                     880,024                       751,957

          Total Assets                                                        $    7,731,515                $    8,241,348
                                                                              --------------                --------------

                LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
     Mortgages Payable                                                        $    4,039,718                $    4,029,810
     Notes Payables                                                                  375,000                       375,000
     Accounts Payable and accrued liabilities
       including $105,573 due to Managing Shareholder                                388,385                       237,922
     Capital Lease Obligation                                                        55,984                        55,984
     Security Deposit                                                                 38,336                        40,865
                                                                              --------------                --------------
          Total Liabilities                                                        4,897,423                     4,739,581

Shareholder's Equity:
     Common Shares of beneficial interest, no par value;                      $    4,257,101                $    5,389,503
       2,500,000 shares authorized; 583,850 shares issued and outstanding
     Operating Partnership limited partnership units;                                100,000                       100,000
       1,202,160 units issued and outstanding; which are subject
       to escrow restrictions (122,561 convertible into common shares)
     Distributions                                                                   (72,159)                     (146,341)
     Retained Earnings                                                            (1,450,850)                   (1,450,850)
     Current Year Deficit                                                                  -                      (390,545)
                                                                              --------------                --------------
          Total Shareholders Equity                                                2,834,092                     3,501,767

     Total Liabilities and Shareholders Equity                                $    7,731,515                $    8,241,348
                                                                              --------------                --------------

                See notes to consolidated financial statements

                              BARON CAPITAL TRUST
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 19998 AND 1999

                                               MARCH 31, 1998            MARCH 31, 1999
REVENUES:
Property                                                                      $257,350
Rental                                                                           4,844
Other                                                                              383
                                                        ---                        ---
Total Revenues                                            0                    262,577

REAL ESTATE EXPENSES:
Depreciation                                                                    36,453
Interest                                                                        73,186
Repairs and Maintenance                                                         17,476
Personnel                                                                       29,040
Property Taxes                                                                  20,596
Property Insurance                                                               7,206
Utilities                                                                       11,551
Other                                                                            9,214
                                                        ---                      -----
                                                          0                    204,722

ADMINISTRATIVE EXPENSES:
Personnel                                            23,600                    272,661
Management, investment and administrative fees,                                 92,873
Managing Shareholder
Professional Services                                 9,785                     59,710
Other                                                 13,768                    29,323
                                                      ------                    ------
                                                      47,153                   454,567

Total Expenses                                        47,153                   659,289

Income/(Loss) from Investment                                                    6,167

Net Loss                                           ($47,153)                ($390,545)
                                                    =======                  ========
Net Loss per Common Share                          ($471.53)                   ($0.61)
                                                    =======                     =====

                See notes to consolidated financial statements

                              BARON CAPITAL TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 19998 AND 1999

                                                           MARCH 31, 1998            MARCH 31, 1999
Cash Flows from Operating Activities
        Net Loss                                                 ($47,153)               ($390,545)

Adjustments to Reconcile Net Loss to Net Cash
        Depreciation                                                  -                     41,267
        Other Receivables                                          (2,062)                 (19,642)
        Other Assets                                                  -                     13,433
        Accounts Payable and Accrued Expenses                                             (150,463)
        Security Deposits                                             -                      2,529
                                                               --------               ------------
                                                                   (2,062)                (112,876)


Cash Flows from Investing Activities:
        Investment in Partnerships                                    -                   (679,167)
        Purchases of Other Property and Equipment                     -                    (30,421)
                                                               --------               ------------
                                                                      -                   (709,588)


Cash Flows from Financing Activities:
        Proceeds from Sale of Common Stock                            100                1,132,402
        Dividends                                                                          (74,182)
        Proceeds from Sale of Operating Partnership Units          50,000
        Payments on Mortgages                                         -                     (9,908)
                                                               ----------             ------------
                                                                   50,100                1,048,312

Net Increase (Decrease) in Cash and Equivalents                      $885                ($164,697)

Cash and Equivalents, Beginning                                         0                  243,498

Cash and Equivalents, Ending                                         $885                  $78,801

                See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

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

         The accompanying condensed consolidated financial statements at March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB promulgated by the Securities and Exchange Commission. These condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading and for a fair presentation of financial position as of March 31, 1999 and results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Depreciation is computed on a straight-line basis over useful lives of the properties as follows:

                                                             Estimated Useful
                                                              Lives (Years)
                                                              ------------
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

INVESTMENTS IN PARTNERSHIPS

The Trust's investments in unconsolidated partnerships are accounted for on the cost method inasmuch as the respective ownership interests represent less than 20% of the general partnership interest therein. The Trust periodically assesses the realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.

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

INCOME TAXES

The Trust has not provided for federal income taxes because the Trust believes it qualifies as a real estate investment trust (REIT) under Section 856 to 860 of the Internal Revenue Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies a REIT taxable income to the extent that it distributes substantially all of its taxable income to its stockholders and complies with certain other requirements. The Trust made an REIT election for the year ended December 31, 1998.

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

NOTE 2.  MATERIAL SUBSEQUENT EVENTS  AND CONTINGENCIES

          Alexandria Property, net of distributions                      $1,062,050
          Other Limited Partnership Interests                            341,280
                                                                         -------
                                                                         $1,403,330

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

         As of March 31, 1999 the Operating Partnership owned twenty-one and seven tenths (21.7) units of limited partnership interest for which it paid $1,085,000. Subsequent to March 31, 1999, the Operating Partnership exercised its option to purchase an additional two and one half (2.5) units of limited partnership interest for $125,000. In addition, $12,000 was distributed to the Operating Partnership during the three (3) months ended March 31, 1999 and $10,000 was distributed to the Operating Partnership subsequent to March 31, 1999.

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

         In connection with the transaction and in exchange for certain benefits described below, the Trust agreed to co-guarantee (along with the chief executive officer), up to 35% (or approximately $12,500,000) of the development portion of long-term construction loans with an aggregate principal amount of up to $36,000,000 to be provided by a bank to the development companies. As of March 31, 1999, approximately $4,850,000 of such loans had been drawn down, resulting in outstanding guarantees of approximately $1,700,000. Subject to the fulfillment of certain closing and funding conditions, the construction loans will be made to the development companies in connection with the development and construction of the two apartment properties and of an 111,000 square foot shopping center being developed in Burlington, Kentucky. The interest rates on the construction loans range from 7.36% to 7.52%. The Trust also agreed that, if the loans are not repaid prior to the expiration of the guarantee, it will either buy out the bank's position on the entire amount of the construction loans or arrange for a third party to do so. The construction loans are expected to be replaced by a long-term credit facility.

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

NOTE 3.  SHAREHOLDERS' EQUITY

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

The number of Units being offered in exchange for the limited partnership interests in the Exchange Partnerships will be based on appraisals of the respective real property prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit has been arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share currently being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding will be substantially identical since Unit holders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares being offered by the Trust in the Cash Offering) have been registered with the Commission.

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

OPERATING PARTNERSHIP LIMITED PARTNERSHIP UNITS

In connection with the formation of the Trust and the Operating Partnership, each of the Original Investors subscribed for 601,080 limited partnership units of the Operating Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, each of the Original Investors made a $50,000 capital contribution to the Operating Partnership. If the Cash Offering and the Exchange Offering are fully subscribed, those Units would represent 19% of the total Common Shares outstanding after completion of the Cash Offering and exchange by the Operating Partnership of 2,500,000 of its Units for units of limited partnership interest in real estate limited partnerships (including any exchange pursuant to the Exchange Offering), calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares. If, however, as of November 30, 1999, the Cash Offering and/or the Exchange Offering has been completed and the number of Units subscribed for by each Original Investment represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares, each Original Investor has agreed to return any excess Units to the Operating Partnership for cancellation. The Original Investors have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

Based upon the total Common Shares outstanding as of March 31, 1999, the Original Investors would be entitled to exchange their limited partnership units for a net amount of 122,561 Common Shares. These equivalent common shares have been taken into consideration in the calculation of net loss per share on an as-converted basis (see Note 4).

NOTE 4.  NET LOSS PER SHARE

         The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

         Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common stock equivalents in the weighted average shares outstanding has not been presented as it is anti-dilutive for the three months ended March 31, 1999.

         The components used in calculating basic net loss per share are as follows:


                                                                          Weighted
                                                                           Average                   Loss
                                                 Net Loss                Shares (a)               Per Share
                                                 --------                ----------               ---------
            Three months ended
            March 31, 1999                      $( 390,545)                645,056                 $(0.61)
                                                 =========                 =======                  =====

         (a) Weighted average shares are comprised of the following:

                                                                           1998
                                                                           ----
            Investors                                                   522,495
            Founders (on an as-converted basis)                         122,561
                                                                        -------
               Total                                                    645,056
                                                                        =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

         FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contains certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Trust's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed elsewhere in this Report and from time to time in the Trust's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Trust does update one or more forward-looking statements, investors and others should not conclude that the Trust will make additional updates with respect thereto or with respect to other forward-looking statements.

         PLAN OF OPERATION

         The Trust commenced operations on May 17, 1998. Through its Operating Partnership, it started acquiring interests in properties including the total limited partnership interests in Heatherwood I Apartments in June, 1998; Crystal Court II Apartments in July 1998; and Riverwalk Apartments in September, 1998. In July, 1998 it acquired a limited partnership interest in 20 real estate limited partnerships managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Registrant and the Operating Partnership). In October, 1998 it acquired a 12.3 percent interest in Alexandria Apartments (see
Item 2 - Description of Properties).

         The Trust plans to continue raising equity under its current offering dated May 15, 1998. The current offering is for $25,000,000, and is effective through November 30, 1999. Through March 31, 1999 the Trust has raised $5,838,403. The net cash proceeds from the issuance of Common Shares in connection with this offering and the net cash proceeds of any subsequent issuance of Common Shares will be contributed by the Trust to the Operating Partnership in exchange for an equivalent number of Units in the Operating Partnership. The Operating Partnership will use the net cash proceeds of the offering, unissued units of limited partnership interest in the operating partnership or a combination of net cash proceeds and unissued units to acquire interests in residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of fees and expenses as described in the Prospectus dated May 15, 1998. The Trust has the ability to satisfy its cash requirements for the foreseeable future. However, it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals.

         The Operating Partnership intends to conduct an exchange offering under which it will offer to issue units ("Units") of limited partnership interest to be registered, with an initial assigned value of $25,000,000, in exchange for limited partnership interests in real estate limited partnerships which directly or indirectly own interests in residential apartments in the United States. The Registrant and the Operating Partnership intend to investigate making an additional public or private offering of Common Shares and/or Units within the next 12 months.

         The Registrant and the Operating Partnership expect no material change in the number of employees over the next 12 months.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Registrant is a claimant in the Georgia-Pacific class action lawsuit.

ITEM 2.   CHANGES IN SECURITIES

         There were no material modifications in the instruments defining the rights of any class of registered securities. There were no sales of any unregistered securities.

         The Registrant's Form SB-2 Registration Statement (the "Registration Statement") (Commission file number 333-35063) was declared effective by the Commission on May 15, 1998. On May 18, 1998, the Registrant commenced its public offering (the "Offering") of common shares of beneficial interest in the Registrant ("Common Shares"), the class of securities registered, and the Offering is currently ongoing. The name of the managing underwriter of the Offering is Sigma Financial Corporation. The amount of Common Shares registered is 2,500,000 shares. The offering price per Common Share is $10.00, and the aggregate price of the offering amount registered is $25,000,000. As of the date of this report, 614,110 Common Shares have been sold in the Offering, for an aggregate offering price of $6,141,103.

         From the effective date of the Registration Statement through March 31, 1999, the following expenses have been incurred for the Registrant's account in connection with the issuance and distribution of the registered Common Shares:

         Underwriting discounts and commissions:     $448,999 (plus five-year warrants to
                                                     Acquire 33,107 Common Shares at an
                                                     exercise price of $13.00 per share)

         Finder's Fees:                              $0

         Expenses Paid to or for Underwriter:        $0

         Other Expenses (reimbursement for
         Advisory and investment expenses):          $374,024

                                    Total Expenses:  $823,023

         Of such expense payments, $361,233 were made directly to Baron Advisors, Inc., the Managing Shareholder of the Registrant. The remaining payments of $316,388 were made directly or indirectly to others. The net offering proceeds to the Registrant after deducting the foregoing total expenses were $5,015,380.

         From the effective date of the Registration Statement through March 31, 1999, the net offering proceeds to the Registrant were used for the following purposes:

         Improvements to buildings and facilities:                              $0

         Purchase and installation of equipment:                                $0

         Repayment of indebtedness:                                             $0

         Working capital:                                                       $0

         Temporary investments:                                                 $0

         Investment in Baron Capital Properties, L.P.
         (the Operating Partnership) - 3/31/99 value                            $4,707,240

         Other purposes for which 5% or more of net
         offering proceeds or $100,000 (whichever
         is less)  have been used:                                              $0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

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

         As of March 31, 1999 the Operating Partnership owned twenty-one and seven tenths (21.7) units of limited partnership interest for which it paid $1,085,000. Subsequent to March 31, 1999, the Operating Partnership exercised its option to purchase an additional two and one half (2.5) units of limited partnership interest for $125,000. During the three (3) months ended March 31, 1999, $12,000 was distributed to the Operating Partnership from the Alexandria Property and subsequent to March 31, 1999, $10,000 was distributed to the Operating Partnership from the Alexandria Property.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No.           Description
                  -----------           -----------
                  20.1                  1998 Annual Report to Shareholders
                  27.1*                 Financial Data Schedule (3/31/99)
                  27.2*                 Financial Data Schedule (12/31/98)

                  ----------
                  * Contained in electronic filing only.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1999                           BARON CAPITAL TRUST

                                       By:      /s/  Gregory K. McGrath
                                          ---------------------------------
                                                Gregory K. McGrath
                                                Chief Executive Officer

                                       By:      /s/  Mark L. Wilson
                                          ---------------------------------
                                                Mark L. Wilson
                                                Interim-Chief Financial Officer