Form 10QSB/A
period 1999-03-31
BARON CAPITAL TRUST
filed 1999-08-13
CIK 1045550

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A


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

         Yes [X]  No [ ]

The purpose of this Form 10-QSB/A is to amend in its entirety Part I Financial Information, Item 1 #1 Financial Statements contained in Form 10-QSB for the quarterly period ended March 31, 1999 filed by Baron Capital Trust on May 14, 1999 with the Commission under Commission file number 333-35063.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BARON CAPITAL TRUST
                           Consolidated Balance Sheet
                      December 31, 1998 and March 31, 1999


                                                                           DECEMBER 31, 1998    MARCH 31, 1999
                       ASSETS

Rental Apartments:
                   Land                                                       $ 1,178,693         $ 1,178,693
                   Depreciable Property                                         6,189,095           6,189,095
                                                                              -----------         -----------
                                                                                7,367,788           7,367,788
                   Less:  Accumulated Depreciation                             (1,246,627)         (1,283,080)
                                                                              -----------         -----------
                                                                                6,121,161           6,084,708

Investments in Partnerships                                                       709,970           1,381,544

Cash and Cash Equivalents                                                         177,299              10,261
Restricted Cash                                                                    66,199              68,540
Property Management Reimbursements Rec., Affiliates                               155,071             155,071
Other Receivables                                                                  80,112              99,754
Advances to Affiliates                                                             10,750              10,750
Other Property and Equipment                                                      168,982             194,589
Other Assets                                                                      212,761             197,328
                                                                              -----------         -----------

                                                                                  871,174             736,293
                                                                              -----------         -----------

                                                                              $ 7,702,305         $ 8,202,545
                                                                              -----------         -----------
                                                                              -----------         -----------
              LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
                   Mortgages Payable                                          $ 4,039,718         $ 4,029,810
                   Note Payable                                                   375,000             375,000
                   Accounts Payable and Accrued Liabilities including
                   $15,573 due to the Managing Shareholder                        388,385             237,922
                   Capital Lease Obligation                                        55,984              55,984
                   Security Deposits                                               38,336              40,865
                                                                              -----------         -----------

Total Liabilities                                                               4,897,423           4,739,581
                                                                              -----------         -----------

Shareholder's Equity:
                   Common Shares of beneficial interest, no par value;
                   2,500,000 shares authorized, 583,650 shares issued
                   and outstanding                                            $ 4,257,101         $ 5,389,503
                   Distribution to Owners                                         (72,159)           (146,341)
                   Deficit                                                     (1,380,060)         (1,780,198)
                                                                              -----------         -----------

Total Shareholder's Equity                                                      2,804,882           3,462,964
                                                                              -----------         -----------

Total Liabilities and Shareholder's Equity                                    $ 7,702,305         $ 8,202,545
                                                                              -----------         -----------
                                                                              -----------         -----------

                               BARON CAPITAL TRUST
                          Consolidated Income Statement
            For the Three Months Ended March 31, 1998 and March 31, 1999


                                                                    MARCH 31, 1998   MARCH 31, 1999
REVENUES:
              Property                                                        0         $ 257,350
              Rental                                                          0             4,844
              Equity in Net Loss of Unconsolidated Partnership                0            (3,426)
              Other                                                           0               383
                                                                      ---------         ---------

Total Revenues                                                                0           259,151
                                                                      ---------         ---------

              Real Estate Expenses:
              Depreciation                                                    0            36,453
              Interest                                                        0            73,186
              Repairs and Maintenance                                         0            17,476
              Personnel                                                       0            29,040
              Property Taxes                                                  0            20,596
              Property Insurance                                              0             7,206
              Utilities                                                       0            11,551
              Other                                                           0             9,214
                                                                      ---------         ---------

Total Real Estate Expenses                                                    0           204,722
                                                                      ---------         ---------

Administrative Expenses:
              Personnel                                                  23,600           272,661
              Management, Investment, and Administrative                      0            92,873
              Professional Services                                       9,785            59,710
              Other                                                      13,768           162,457
                                                                      ---------         ---------

Total Administrative Expenses                                            47,153           587,701
                                                                                        ---------

Total Expenses                                                           47,153           792,423
                                                                                        ---------

Less:Reimbursed Expenses                                                      0           133,134

Net Expenses                                                             47,153           659,289
                                                                                        ---------

Loss Before Minority Interest                                           (47,153)         (400,138)

Minority Interest of Unitholders in Net Loss of
Operating Partnership                                                     8,860                 0
                                                                      ---------         ---------

Net Loss                                                              ($ 38,293)        ($400,138)
                                                                      ---------         ---------
                                                                      ---------         ---------
Net Loss Per Common Share                                             $    0.00            -$0.77
                                                                      ---------         ---------
                                                                      ---------         ---------

                               BARON CAPITAL TRUST
                      Consolidated Statement of Cash Flows
          For the Three Months Ended March 31, 1998 and March 31, 1999

                                                                                                  MARCH 31, 1998      MARCH 31, 1999
Cash Flows from Operating Activities:
                                           Net Loss                                                   ($38,293)          ($400,138)

Adjustments to Reconcile Net Loss to Net Cash Used by
Operating Activities:
                                           Minority Interest of Unitholders in Net Loss
                                           of Operating Partnership                                     (8,860)                  0
                                           Depreciation and Amortization                                     0              41,267
                                           Equity in Net Loss of Unconsolidated Partnership                  0               3,426
                                       (Increase) decrease in Operating Assets
                                           Other Recievables                                            (2,062)            (19,642)
                                           Other Assets                                                      0              15,433
                                        Increase (decrease) in Operating Liabilities
                                           Accounts Payable and Accrued Liabilities                          0            (150,463)
                                           Security Deposits                                                 0               2,529
                                                                                                   -----------         -----------

                                           Net Cash Used by Operating Activities                       (49,215)           (507,588)
                                                                                                   -----------         -----------

Cash Flows from Investing Activities
                                           Investment in Partnerships                                        0            (675,000)
                                           Other Property and Equipment                                      0             (30,421)
                                                                                                   -----------         -----------

                                           Net Cash Used in Investing Activities                             0            (705,421)
                                                                                                   -----------         -----------

Cash flows from Financing Activities:
                                           Proceeds from the Sale of Common Shares                           0           1,132,402
                                           Distributions Paid                                                0             (74,182)
                                           Initial Capital Contributions                                50,100                   0
                                           Payments on Mortgages Payable                                     0              (9,908)
                                                                                                   -----------         -----------

                                           Net Cash Provided by Financing Activities                    50,100           1,048,312
                                                                                                   -----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                       885            (164,697)

Cash and Cash Equivalents, Beginning                                                                         0             243,498
                                                                                                   -----------         -----------

Cash and Cash Equivalents, Ending                                                                  $       885         $    78,801
                                                                                                   -----------         -----------
                                                                                                   -----------         -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND CAPITALIZATION

         Baron Capital Trust (the "Trust") was organized as a business trust in Delaware on July 31, 1997. The Trust and its affiliate, Baron Capital Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, have been organized to acquire equity interests in residential apartment properties located in the United States and to provide or acquire debt mortgage loans secured by such types of property.

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

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the consolidated accounts of the Trust and the Operating Partnership. The Trust is the general partner of the Operating Partnership and owns approximately 81% of the limited partner units of the Operating Partnership. The consolidated accounts of the Operating Partnership include the accounts of three limited partnerships in which the Operating Partnership is the controlling limited partner, by virtue of its right to remove the general partner due to its ownership percent of the total partnership interest in those limited partnerships.

         All significant inter-company transactions and balances have been eliminated in consolidation.


         BASIS OF PRESENTATION (CONTINUED)

         The minority interest of unitholders in the Operating Partnership represents the 1,202,160 limited partnership units owned by the Original Investors of the Operating Partnership, and is stated at the amount of the capital contribution by them to the Operating Partnership ($100,000), reduced by their proportionate share of the net loss of the Operating Partnership. As of December 31, 1998, the 1,202,160 Operating Partnership limited partnership units issued to the Original Investors are subject to escrow restrictions and 108,757 units are convertible into common shares of the Trust.

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

         Depreciation is computed on a straight-line basis over the estimated useful lives of the properties as follows:

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

         REAL ESTATE RENTAL PROPERTIES AND DEPRECIATION (CONTINUED)

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

         INVESTMENTS IN PARTNERSHIPS

         The Trust, through the Operating Partnership, accounts for its investments in limited Partnerships in which it is deemed not to have the controlling interest, but has more than a minor limited partnership interest, utilizing the equity method of accounting. The Operating Partnership's investment in Alexandria Development, L.P., which represents a 12.3% interest at December 31, 1998, is accounted for using the equity method.

         Investments in partnerships in which the Operating Partnership's interest is so minor that the Partnership has virtually no influence over partnership operating and financial policies are accounted for utilizing the cost method. These investments generally represent less than 5% of the partnership interest. The investments in certain other limited partnerships as of December 31, 1998, which represent less than a 4% partnership interest in each case, are accounted for on the cost method. The Trust periodically assesses the estimated realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.

         CAPITAL RESERVE

         In connection with the acquisition of the investment properties, as required by the lending institutions, the Trust has established a capital reserve account, which is to be used for significant improvements to the property.

         LOAN COSTS

         The Trust has capitalized those costs incurred with obtaining financing on the investment properties. Such costs (included with other assets) are being amortized over six years, the remaining term of the financing.

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


NOTE 2.  MATERIAL SUBSEQUENT EVENTS  AND CONTINGENCIES

         ALEXANDRIA APARTMENTS

         On October 14, 1998, the Operating Partnership acquired an approximate 12.3% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Property"), a Delaware limited partnership which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. The Operating Partnership paid $400,000 for eight (8) units of limited partnership interest out of a total of sixty-five (65) units and retains an option to acquire the remaining fifty-seven (57) units of limited partnership interests for $50,000 per unit or approximately $2,850,000. The option is exercisable as additional apartments are completed and rented and expires on October 15, 1999. An affiliate of the Trust, affiliated through common ownership, sold the partnership interest in the Alexandria Property to the Operating Partnership and also serves as the managing general partner of the Alexandria Property. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Property is entitled to an annual 12% preferential


         ALEXANDRIA APARTMENTS (CONTINUED)

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

         The number of Units being offered in exchange for the limited partnership interests in the Exchange Partnerships will be based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit has been arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share

         EXHANGE OFFERING (CONTINUED)

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

         OPERATING PARTNERSHIP LIMITED PARTNERSHIP UNITS

         In connection with the formation of the Trust and the Operating Partnership, the Original Investors each subscribed for 601,080 limited partnership units of the Operating Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. If the Cash Offering and the Exchange Offering are fully subscribed, those Units would represent 19% of the total Common Shares outstanding after completion of the Cash Offering and exchange by the Operating Partnership of 2,500,000 of its Units for units of limited partnership interest in real estate limited partnerships (including any exchange pursuant to the Exchange Offering), calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares. If, however, as of November 30, 1999, the Cash Offering and/or the Exchange Offering has been completed and the number of Units subscribed for by each Original Investment represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust)

         OPERATING PARTNERSHIP LIMITED PARTNERSHIP UNITS (CONTINUED)

         have been exchanged into an equivalent number of Common Shares, each Original Investor has agreed to return any excess Units to the Operating Partnership for cancellation. The Original Investors have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

         The fair value of the units issued to the Original Investors amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these units (February 3, 1998). The determination of the fair value took into consideration that (a) at the time of the subscription for the units, the Trust and the Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the Partnership; and the founders' units are subject to significant transfer restrictions. The Partnership has accounted for the units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the units as outstanding in determining the weighted average shares outstanding for purposes of calculating net loss per partnership unit in the accompanying consolidated financial statements. Because the release of the units from escrow is not dependent upon the achievement of any specified level of profits, the release of the units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the units from escrow.

         Under the subscription agreement, the Original Investors agreed to waive future administrative fees for managing Participating Exchange Partnerships; agreed to assign to the Operating Partnership the right to receive all residual economic rights attributable to the general partner interests in Participating Exchange Partnerships; and, in order to permit management of the Exchange Properties by the Operating Partnership, caused the Exchange Partnerships to cancel the partnerships' prior property management agreements and agreed to forego the right to have a property management firm controlled by the Original Investors assume the property management role in respect of properties in which the Trust or the Operating Partnership invest.

         After the exchange with the limited partners and assignment of economic rights of the general partner, the Operating Partnership will control the Participating Exchange Partnerships by virtue of its ownership of at least 90% of the limited partnership interests, which will provide the Operating Partnership the ability to remove the general partner under the provisions of the limited partnership agreements that limited partners holding over 50% of total partnership interest have the right to remove the general partner.

         Based upon the total Common Shares outstanding as of March 31, 1999, the Original Investors would be entitled to exchange their limited partnership units for a net amount of

         OPERATING PARTNERSHIP LIMITED PARTNERSHIP UNITS (CONTINUED)

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

         The components used in calculating basic net loss per share are as follows:

                                                          Weighted
                                                           Average            Loss
                                         Net Loss          Shares           Per Share
                                         --------          ------           ---------
          Three months ended
          March 31, 1999                $(400,138)         522,495            $(0.77)
                                        ---------          -------            ------
                                        ---------          -------            ------


         Assuming that the Original Investors had exchanged their limited partnership units for an equivalent net amount of 122,561 Common Shares, the net loss per share on an as-converted basis would have been .62 per share.

August 12, 1999                         BARON CAPITAL TRUST


                                        By:      /s/  Gregory K. McGrath
                                            ----------------------------------
                                                 Gregory K. McGrath
                                                 Chief Executive Officer

                                        By:      /s/  Mark L. Wilson
                                            ----------------------------------
                                                 Mark L. Wilson
                                                 Chief Financial Officer