Form 10QSB
period 1999-06-30
BARON CAPITAL TRUST
filed 1999-08-13
CIK 1045550

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

         Yes [X]  No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               BARON CAPITAL TRUST
                           CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 1998 AND JUNE 30, 1999


                                                                          DECEMBER 31, 1998      JUNE 30, 1999
                      ASSETS

Rental Apartments:
                   Land                                                       $ 1,178,693         $ 1,178,693
                   Depreciable Property                                         6,189,095           6,189,095
                                                                              -----------         -----------
                                                                                7,367,788           7,367,788
                   Less:  Accumulated Depreciation                             (1,246,627)         (1,319,534)
                                                                              -----------         -----------
                                                                                6,121,161           6,048,254

Investments in Partnerships                                                       709,970           1,538,877

Cash and Cash Equivalents                                                         177,299             145,964
Restricted Cash                                                                    66,199             158,545
Property Management Reimbursements Rec., Affiliates                               155,071             116,595
Other Receivables                                                                  80,112                (872)
Advances to Affiliates                                                             10,750                   0
Other Property and Equipment                                                      168,982             157,241
Other Assets                                                                      212,761             243,655
                                                                              -----------         -----------

                                                                                  871,174             821,128
                                                                              -----------         -----------

                                                                              $ 7,702,305         $ 8,408,259
                                                                              -----------         -----------
                                                                              -----------         -----------
              LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
                   Mortgages Payable                                          $ 4,039,718         $ 4,291,076
                   Note Payable                                                   375,000             120,000
                   Accounts Payable and Accrued Liabilities including
                   $15,573 due to the Managing Shareholder                        388,385             374,207
                   Capital Lease Obligation                                        55,984              55,984
                   Security Deposits                                               38,336              37,496
                                                                              -----------         -----------

Total Liabilities                                                               4,897,423           4,878,763
                                                                              -----------         -----------

Shareholder's Equity:
                   Common Shares of beneficial interest, no par value;
                   2,500,000 shares authorized, 644,696 shares issued
                   and outstanding                                            $ 4,257,101         $ 5,938,754
                   Distribution to Owners                                         (72,159)           (239,755)
                   Deficit                                                     (1,380,060)         (2,169,503)
                                                                              -----------         -----------

Total Shareholder's Equity                                                      2,804,882           3,529,496
                                                                              -----------         -----------

Total Liabilities and Shareholder's Equity                                    $ 7,702,305         $ 8,408,259
                                                                              -----------         -----------
                                                                              -----------         -----------

                               BARON CAPITAL TRUST
                          CONSOLIDATED INCOME STATEMENT
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

                                                                  3 MOS. ENDED     3 MOS. ENDED     6 MOS. ENDED     6 MOS. ENDED
                                                                  JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999
REVENUES:
              Property                                             $    78,475      $   258,879      $   155,316      $   512,133
              Rental                                                     2,947           58,824           30,927           78,372
              Equity in Net Loss of Unconsolidated Partnership               0          (25,667)               0          (29,093)
              Other                                                        694              654              736            1,037
                                                                   -----------      -----------      -----------      -----------

Total Revenues                                                          82,115          292,690          186,979          562,449
                                                                   -----------      -----------      -----------      -----------

              Real Estate Expenses:
              Depreciation                                               9,500           36,453           15,513           72,907
              Interest                                                  25,501           80,526           50,217          144,491
              Repairs and Maintenance                                    7,072           18,176           11,598           37,727
              Personnel                                                 13,336           27,814           29,265           57,471
              Property Taxes                                             5,505           20,680           11,011           41,276
              Property Insurance                                         5,105            3,513            5,769           10,718
              Utilities                                                 11,809           16,714           18,367           29,601
              Other                                                     11,358           86,528           24,637          131,570
                                                                   -----------      -----------      -----------      -----------

Total Real Estate Expenses                                              89,186          290,403          166,378          525,760
                                                                   -----------      -----------      -----------      -----------

Administrative Expenses:
              Personnel                                                 82,036          287,711          101,091          560,372
              Management, Investment, and Administrative               111,587          125,517          135,919          194,511
              Professional Services                                    133,192          222,670          136,977          385,064
              Other                                                        177           44,352              188          139,927
                                                                   -----------      -----------      -----------      -----------

Total Administrative Expenses                                          326,991          680,249          374,175        1,279,874
                                                                   -----------      -----------      -----------      -----------

Total Expenses                                                         416,177          970,653          540,553        1,805,634

Less:Reimbursed Expenses                                                38,856          320,577           38,856          453,742
                                                                   -----------      -----------      -----------      -----------

Net Expenses                                                           377,322          650,076          501,697        1,351,892
                                                                   -----------      -----------      -----------      -----------

Loss Before Minority Interest                                         (295,206)        (357,386)        (314,718)        (789,443)

Minority Interest of Unitholders in Net Loss of
Operating Partnership                                                   44,789                0           53,649                0
                                                                   -----------      -----------      -----------      -----------

Net Loss                                                             ($250,417)       ($357,386)       ($261,069)       ($789,443)
                                                                   -----------      -----------      -----------      -----------
                                                                   -----------      -----------      -----------      -----------
Net Loss Per Common Share                                               ($1.23)          ($0.58)          ($1.29)          ($1.39)

                               BARON CAPITAL TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

                                                                  JUNE 30, 1998    JUNE 30, 1999
Cash Flows from Operating Activities:
              Net Loss                                               ($261,069)       ($789,443)

Adjustments to Reconcile Net Loss to Net Cash Used by
Operating Activities:
              Minority Interest of Unitholders in Net Loss
              of Operating Partnership                                 (53,649)               0
              Depreciation and Amortization                                  0           94,721
              Equity in Net Loss of Unconsolidated Partnership               0           29,093
       (Increase) decrease in Operating Assets
              Property Management Reimbursements                       (38,856)          38,476
              Other Recievables                                        (20,592)          80,984
              Advances to Affiliates                                         0           10,750
              Other Assets                                            (138,183)         (30,894)
        Increase (decrease) in Operating Liabilities
              Accounts Payable and Accrued Liabilities                 259,329          (14,178)
              Security Deposits                                         13,017             (840)
              Other                                                      5,592                0
                                                                   -----------      -----------

              Net Cash Used by Operating Activities                   (234,411)        (581,331)
                                                                   -----------      -----------

Cash Flows from Investing Activities
              Acquisition of Rental Property                          (782,218)               0
              Investment in Partnerships                                     0         (885,000)
              Cash Distributions from Partnerships                           0           27,000
              Other Property and Equipment                             (40,420)         (10,073)
                                                                   -----------      -----------

              Net Cash Used in Investing Activities                   (822,638)        (868,073)
                                                                   -----------      -----------

Cash flows from Financing Activities:
              Proceeds from the Sale of Common Shares                1,868,835        1,681,653
              Distributions Paid                                             0         (167,596)
              Initial Capital Contributions                             50,100                0
              Proceeds from Mortgage Financing                               0          273,499
              Payments on Mortgages Payable                                  0          (22,141)
              Payments on Notes Payable                                      0         (275,000)
              Other                                                          0           20,000
                                                                   -----------      -----------

              Net Cash Provided by Financing Activities              1,918,935        1,510,415
                                                                   -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                   861,886           61,011

Cash and Cash Equivalents, Beginning                                         0          243,498
                                                                   -----------      -----------

Cash and Cash Equivalents, Ending                                  $   861,886      $   304,509
                                                                   -----------      -----------
                                                                   -----------      -----------

                               BARON CAPITAL TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                  JUNE 30, 1999


                                          Common Shares
                                      of Beneficial Interest
                                     Shares            Amount             Distributions       Deficit             Total
BALANCE, JANUARY 1, 1999            463,650         $ 4,257,101             (72,159)         (1,380,060)         2,804,882

PROCEEDS FROM SALE OF
COMMON SHARES OF BENEFICIAL
INTEREST                            181,046           1,681,653                                                  1,681,653


DISTRIBUTIONS PAID                                                         (167,596)                              (167,596)

NET LOSS FOR THE SIX MONTH
PERIOD ENDED JUNE 30, 1999                                                                     (789,443)          (789,443)
                                    -------         -----------         -----------         -----------         ----------
BALANCE, JUNE 30, 1999              644,696         $ 5,938,754         ($  239,755)        ($2,169,503)        $3,529,496
                                    -------         -----------         -----------         -----------         ----------
                                    -------         -----------         -----------         -----------         ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

         As of June 30, 1999 the Operating Partnership owned 25.7 units of limited partnership interest for which it paid $1,285,000.

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

         As of June 30, 1999 the Operating Partnership owned 25.7 units of limited partnership interest for which it paid $1,285,000.

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

         Based upon the total Common Shares outstanding as of June 30, 1999, the Original Investors would be entitled to exchange their limited partnership units for a net amount of 144,452 (three months ended June 30, 1999) or 133,486 (six months ended June 30, 1999) Common Shares. These equivalent common shares have been taken into consideration in the calculation of net loss per share on an as-converted basis (see
         Note 4).

NOTE 4.  NET LOSS PER SHARE

         The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

         Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common stock equivalents in the weighted average shares outstanding has not been presented as it is anti-dilutive for the three months ended June 30, 1999.

         The components used in calculating basic net loss per share are as follows:

                                                           Weighted
                                                            Average          Loss
                                          Net Loss          Shares         Per Share
                                          --------          ------         ---------
            Three months ended
            June 30, 1999                $(357,386)        615,821          $(.58)
                                         ---------         -------         ------
                                         ---------         -------         ------
            Six months ended
            June 30, 1999                $(789,443)        569,074         $(1.39)
                                         ---------         -------         ------
                                         ---------         -------         ------

         Assuming that the Original Investors had exchanged their limited partnership units for an equivalent net amount of 144,452 (for the three months ended June 30, 1999) or 133,486 (for the six months ended June 30, 1999) Common Shares, the net loss per share on an as-converted basis would have been .47 (for the three months ended June 30, 1999) and 1.12 (for the six months ended June 30, 1999) per share.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         The Registrant is a claimant in the Georgia-Pacific class action lawsuit.


ITEM 2.   CHANGES IN SECURITIES

         There were no material modifications in the instruments defining the rights of any class of registered securities. There were no sales of any unregistered securities.

         The Registrant's Form SB-2 Registration Statement (the "Registration Statement") (Commission file number 333-35063) was declared effective by the Commission on May 15, 1998. On May 18, 1998, the Registrant commenced its public offering (the "Offering") of common shares of beneficial interest in the Registrant ("Common Shares"), the class of securities registered, and the Offering is currently ongoing. Registrant filed Post-Effective Amendment No. 1 with the Commission on June 2, 1999. The name of the managing underwriter of the Offering is Sigma Financial Corporation. The amount of Common Shares registered is 2,500,000 shares. The offering price per Common Share is $10.00, and the aggregate price of the offering amount registered is $25,000,000. As of the date of this report, 644,696 Common Shares have been sold in the Offering, for an aggregate offering price of $6,445,963

         From the effective date of the Registration Statement through June 30, 1999, the following expenses have been incurred for the Registrant's account in connection with the issuance and distribution of the registered Common Shares:

         Underwriting discounts and commissions:     $507,309 (plus five-year warrants to
                                                     Acquire 33,107 Common Shares at an
                                                     exercise price of $13.00 per share)

         Finder's Fees:                              $0

         Expenses Paid to or for Underwriter:        $0

         Other Expenses (reimbursement for
         Advisory and investment expenses):          $417,756

                                    Total Expenses:  $925,065

         Of such expense payments, $388,519 were made directly to Baron Advisors, Inc., the Managing Shareholder of the Registrant. The remaining payments of $536,546 were made directly or indirectly to others. The net offering proceeds to the Registrant after deducting the foregoing total expenses were $5,520,898.

         From the effective date of the Registration Statement through June 30, 1999, the net offering proceeds to the Registrant were used for the following purposes:

         Improvements to buildings and facilities:                  $0

         Purchase and installation of equipment:                    $0

         Repayment of indebtedness:                                 $0

         Working capital:                                           $0

         Temporary investments:                                     $0

         Investment in Baron Capital Properties, L.P.
         (the Operating Partnership) - 6/30/99 value                $4,932,240

         Other purposes for which 5% or more of net
         offering proceeds or $100,000 (whichever
         is less)  have been used:                                  $0


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) The annual meeting of shareholders of Registrant was held on June 22, 1999.
        b) The following were elected to serve as Trustees of registrant for the coming year:
           Peter Dickson
           James Bownas
           Baron Advisors, Inc.
        c) The shareholders voted to amend the Declaration of Trust to change the record date to a date 7 days prior to the notice of the shareholders meeting. Votes for - 315,697; against - 2,900; and abstain - 10,470.


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      No exhibits attached.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 12, 1999                      BARON CAPITAL TRUST


                                     By:   /s/  Gregory K. Mcgrath
                                           ------------------------------
                                           Gregory K. McGrath
                                           Chief Executive Officer

                                     By:   /s/  Mark L. Wilson
                                           ------------------------------
                                           Mark L. Wilson
                                           Chief Financial Officer