Form 10KSB40/A
period 1998-12-31
BARON CAPITAL TRUST
filed 1999-08-20
CIK 1045550

            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                        COMMISSION FILE NUMBER 333-35063
                            ------------------------


 BARON CAPITAL TRUST (Name of Small Business Issuer as Specified in its Charter)

                 ---------------------------- ----------------
                            Delaware          31-1574856
                 ---------------------------- ----------------
                 (State       or       Other  (I.R.S.
                 Jurisdiction of              Employer
                 ---------------------------- ----------------
                 Incorporation            or  Identification
                 Organization)                No.)
                 ---------------------------- ----------------

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


Yes        No
   -------   -------

         The purpose of this Form 10-KSB/A is to amend Items 1 and 2 of Form 10-KSB filed by Baron Capital Trust on April 15, 1999 with the Commission under Commission File Number 333-35063.

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

    The Managing Shareholder of the Trust is affiliated with a total of 56 partnerships or other real estate entities. The Operating Partnership has filed a registration statement with the SEC to acquire 23 real estate partnerships, each of which is affiliated with the Managing Shareholder of the Trust. (See "Exchange Offering" below). These 23 real estate partnerships were selected because each partnership is known to the Managing Shareholder of the Trust, and each partnership owns income producing residential apartment property or other qualified investment assets, which meet the investment objectives established by the Board of the Trust. (See "Investment Objectives" below). The Operating Partnership does not intend to acquire interests in properties only from affiliates of the Managing Shareholder. Although the Exchange Offering will involve 23 Exchange Partnerships, which are affiliates of the Managing Shareholder, the Operating Partnership intends to acquire a significant number of property interests from non-affiliates, depending on the amount of cash raised in the Cash Offering.

    The Trust made its first quarterly pro rata cash distribution to its Shareholders in November 1998 for the third quarter of 1998. A second cash distribution was made in March 1999 for the fourth quarter of 1998. The Trust intends to make regular quarterly pro rata distributions to its Shareholders of net income generated from investments in property interests, generally within 45 to 60 days after the end of each calendar quarter. The Trust intends to operate as a REIT for federal income tax purposes, provided, however, that if its Managing Shareholder determines, with the affirmative vote of a Majority of Shareholders entitled to vote on such matter approving the Managing Shareholder's determination, that it is no longer in the best interests of the Trust to continue to qualify as a REIT, the Managing Shareholder may revoke or otherwise terminate the Trust's REIT election pursuant to applicable federal tax law.

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

    The table below indicates the geographic locations of the Properties in which the Trust had an ownership interest at December 31, 1998:


                  ---------- ------- -------------- --------
                     STATE    SITES    PROPERTIES     UNITS
                  ---------- ------- -------------- --------

                  Florida       3          3           197
                  ---------- ------- -------------- --------
                  Kentucky      1           1          168
                                -           -          ---
                  ---------- ------- -------------- --------
                                4           4          365
                                -           -          ---
                                -           -          ---
                  ---------- ------- -------------- --------


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

    With respect to those properties which have been acquired by the Operating Partnership, the Heatherwood, Crystal Court II, and Riverwalk partnerships were acquired with the investment strategies of buying below estimated replacement cost and having potential significant increases in cash flow. The properties are strategically located, of high quality and competitive in their markets, and have been undermanaged. The Alexandria partnership involves a new development which is expected to provide attractive returns with significant potential growth in cash flow. The property is strategically located, of high quality and is competitive in the market. Each of these partnerships is expected to provide total returns that will increase Trust distributions as well as overall market value.

    The acquisition committee of the Operating Partnership investigated all affiliated partnerships to determine which met its investment criteria. After thorough review, only the 23 Exchange Partnerships involved in the Exchange Offering met the required standards. The Operating Partnership has applied its investment criteria to the pricing of all Exchange Partnerships. In each circumstance the purchase price is below replacement cost, provides potential attractive returns with significant upsides in cash flow, are all located strategically within geographical boundaries in which The Operating Partnership intends to operate, and are expected to be able to provide total returns that will both increase distributions as well as overall market value of the underlying properties.

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

    (ii) Acquiring mortgage loans, including subordinated mortgage loans secured by mortgages on existing residential apartment properties located in the United States;

    (iii) Increasing cash flow of the Trust's property interests through active leasing, rent increases, improvements in tenant retention, expense controls, effective property management, and regular maintenance and periodic renovations, including additions to amenities;

    (iv) Managing operating expenses through the use of affiliated leasing, marketing, financing, accounting, legal, and data processing functions; and

    (v) Emphasizing capital improvements to enhance the Trust's competitive advantages in its markets.

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



Results of Operations

    The Trust commenced operations on February 3, 1998. Through its Operating Partnership, it started acquiring interests in Properties including the total limited partnership interests in Heatherwood I Apartments in June, 1998; Crystal Court II Apartments in July 1998; and Riverwalk Apartments in September, 1998. In July it acquired a limited partnership interest in 20 real estate partnerships managed by affiliates of the managing Shareholder of the Trust. In October, 1998 it acquired a 12.3 percent interest in Alexandria Apartments (see
ITEM 2 DESCRIPTION OF PROPERTIES). The table below summarizes the Results of Operations for the partial year ended December 31, 1998.


                 ---------------------- -------------------
                                            Year Ended
                                         December 31, 1998
                 ---------------------- -------------------

                 Property Revenues          $  394,104
                 ---------------------- -------------------
                 Property Income (Loss)     $ (211,911)
                 ---------------------- -------------------
                 Administrative             $1,238,939
                 Expenses
                 ---------------------- -------------------
                 (net of Interest
                 Income)
                 ---------------------- -------------------
                 Net Loss                   $(1,450,850)
                 ---------------------- -------------------
                 Total Assets               $7,731,515
                 ---------------------- -------------------
                 Shareholders Equity        $2,834,092
                 ---------------------- -------------------

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

    Set forth below is a description of the Operating Partnership's acquisition between June and December 1998 of beneficial ownership of 67-unit, 80-unit, and 50-unit residential apartment properties located in Orlando, Lakeland and New Smyrna Beach, Florida, respectively, and a 12.3% interest in a 168-unit residential apartment property located in Alexandria, Kentucky, and a limited partnership interest in 20 real estate partnerships managed by affiliates of the Managing Shareholder of the Trust. By acquiring the general and limited partnership interests, the Operating Partnership avoided certain costs such as first mortgage assumption fees and recordation of title fees. Also described below is a purchase agreement recently entered into by the Trust under which the Trust, subject to certain conditions, will acquire two residential apartment properties (totaling 652 units) under development in Burlington and Louisville, Kentucky upon completion of construction.


Heatherwood I Apartments

    In June 1998, the Operating Partnership acquired the entire limited partnership interest in Heatherwood Kissimmee, Ltd., a Florida limited partnership (the "Heatherwood Partnership") which owns fee simple title to a 67-unit residential apartment property referred to as the Heatherwood Apartments
- Phase I (the "Heatherwood Property") located at 1005 Airport Road in Kissimmee, Florida 32741. On November 10, 1997 an affiliate of the Operating Partnership, Baron Capital XLV, Inc., acquired the general partnership interest in the Heatherwood Partnership. Set forth below is certain information describing the property, first mortgage financing to which the property is subject and the acquisition by the Operating Partnership of beneficial ownership of the property.

    The Heatherwood Property, completed in 1981, consists of 17 studio/one bathroom units, 45 one bedroom/one bathroom units, and five two bedroom/one bathroom units. The property is situated on approximately 2.26 acres and has approximately 35,136 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of November 1, 1998 for each type of unit was approximately $379, $439 and $539, respectively, or $1.31, $.76 and $.62 per square foot, respectively. The average monthly occupancy rates for 1994, 1995, 1996, 1997 and 1998 were approximately 91%, 88%, 93%, 97%, and 96% respectively. The average annual rental rate per unit for each of the last five years has been $5,280 (1994), $5,424 (1995), $5,628 (1996),
$5,820 (1997) and $6,060 (1998).

    The Operating Partnership acquired the entire limited partnership interest in the Heatherwood Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of $830,000. The purchase price was based on independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Heatherwood Property is subject to first mortgage financing with a current principal balance of approximately $1,239,000. The mortgage is held by GMAC Commercial Mortgage Corp. The maturity date of the first mortgage loan is December 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,083,553. The monthly debt service payments are $8,847, or an annual amount of $106,164. The loan bears a fixed interest rate of 7.625% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

    There is no lease, option, or contract to purchase or sell the Heatherwood Property. A renovation program has been in place since the date of acquisition. This program includes both interior and exterior improvements at a cost of approximately $2,500 per unit. The costs have been paid from maintenance reserves established and maintained by the property on a monthly basis. The property is in Florida and, as such, subject to the competitive nature of the state. The demand for units is high between October and April and much lower for the other months. This situation overrides any other competitive factor. The Heatherwood Property is not located in an overbuilt area and demand is adequate. The Heatherwood Property is adequately covered by insurance.

    The Heatherwood Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Heatherwood Property. The property leases units for period of no longer than one year. The federal tax depreciation basis as of June 30, 1999 is $1,571,341. Depreciation is taken on a straight-line basis over 30 years. The Heatherwood Property is taxed at 200 mills per $10,000 valuation, and the 1998 taxes due March 31, 1999 were $22,787.05. Estimated taxes on proposed improvements are not material.

Crystal Court II Apartments

    In July 1998, the Operating Partnership acquired the entire limited partnership interest in Crystal Court Apartments II, Ltd., a Florida limited partnership (the "Crystal Court Partnership") which owns fee simple title to an 80-unit residential apartment property referred to as Crystal Court Apartments - Phase II (the "Crystal Court Property") located in Lakeland, Florida. On January 15, 1986 an affiliate of the operating partnership, Baron Capital LIX, Inc., acquired the general partnership interest in the Crystal Court Partnership. Set forth below is certain information describing the property, first mortgage financing to which the property is subject and the acquisition by the Operating Partnership of beneficial ownership of the property.

    The Crystal Court Property, completed in 1986, consists of 20 studio/one bathroom units, 54 one bedroom/one bathroom units, and six two bedroom/one bathroom units. The property is situated on approximately 6.8 acres and has approximately 42,048 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of November 1, 1998 for each type of unit is approximately $319, $369 and $455, respectively, or $1.11, $.64 and $.53 per square foot, respectively. The average monthly occupancy rates for 1994, 1995, 1996, 1997 and 1998 were approximately 91%, 91%, 90%, 95% and 91% respectively. The average annual rental rate per unit for Crystal Court Property for each of the last five years has been $4,068 (1994), $4,188 (1995), $4,356 (1996), $4,632 (1997) and $4,812 (1998).

    The Operating Partnership acquired the entire limited partnership interest in the Crystal Court Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of approximately $704,000. The purchase price was based on an independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Crystal Court Property is subject to first mortgage financing with a current principal balance of approximately $1,494,000. The mortgage is held by GMAC Commercial Mortgage Corp. The maturity date of the first mortgage loan is October 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,366,490. The monthly debt service payments are $10,446, or an annual amount of $125,355. The loan bears a fixed interest rate of 7.5% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

    There is no lease, option, or contract to purchase or to sell the Crystal Court Property. A renovation program has been in place since the original acquisition. This program includes both interior and exterior improvements at a cost of approximately $2,000 per unit. The costs have been paid from maintenance reserves established and maintained by the property on a monthly basis. The property is in Florida and, as such, subject to the competitive nature of the state. The demand for units is high between October and April and much lower for the other months. This situation overrides any other competitive factor. The Crystal Court Property is not located in an overbuilt area and demand is adequate. The Crystal Court Property is adequately covered by insurance.

    The Crystal Court Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Crystal Court Property. The property leases units for period of no longer than one year. The federal tax depreciation basis as of June 30, 1999 is $1,657,232. Depreciation is taken on a straight-line basis over 30 years. The Crystal Court Property is taxed at 21.4 mills per $1,000 valuation, and the 1998 taxes due March 31, 1999 were $24,897.65. Estimated taxes on proposed improvements are not material.


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

    The Riverwalk Property, completed in 1986, consists of 50 two bedroom units. Forty-five units have two bathrooms and five have one bathroom. The property is located directly on the intracoastal waterway and was originally built for condominium sale. The Operating Partnership will operate the property as a rental community for the indefinite future. Occupancy data for the years 1994 through 1997 for the Riverwalk Property is unavailable. The occupancy rate in 1998 was 98%. The property has 51,024 square feet of rentable space, or approximately 1,020 square feet per unit. The current rent per square foot is approximately $.55. The average annual rental rate for 1998 was approximately $6,780 per unit.

    The Operating Partnership acquired the Riverwalk limited partnership interests from 12 unaffiliated individuals. Riverwalk, LC acquired the Riverwalk general partnership interest for a purchase price of approximately $700,000 from Riverwalk Enterprises, Inc., whose principal was Michael Green. Mr. Green is not affiliated with the Trust or the Operating Partnership. The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. The sale was subject to a first mortgage of approximately $1,330,000, held by TMG Life Insurance Company. The current principal balance of the mortgage is approximately $1,323,000. The mortgage matures in November 2004 and has a current interest rate of 8.75%. The holder of the first mortgage has a right to adjust the rate in October 1999 for the remaining five years of the loan, to a rate equal to 200 basis points above the then current rate for five-year treasury notes. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,151,636. The monthly debt service payments are $11,626, or an annual amount of $139,510. Prepayment is permitted at any time, subject however to a yield maintenance termination fee calculated in accordance with the terms of the loan.

    There is no lease, option, or contract to purchase or to sell the Riverwalk Property. A renovation program has been in place since the original acquisition. This program includes both interior and exterior improvements at a cost of approximately $500 per unit to date. The cost will increase per unit as more renovations are completed. The costs have been paid from maintenance reserves established and maintained by the property on a monthly basis. The property is in Florida and, as such, subject to the competitive nature of the state. The demand for units is high between October and April and much lower for the other months. This situation overrides any other competitive factor. The Riverwalk Property is not located in an overbuilt area and demand is adequate.
The Riverwalk Property is adequately covered by insurance.

    The Riverwalk Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Riverwalk Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 1999 is $1,518.035. Depreciation is taken on a straight-line basis over 30 years. Riverwalk is taxed at 24.95 mills per $1,000 valuation and the 1998 taxes due March 31, 1999 were $34,985.58. Estimated taxes on proposed improvements are not material.

Alexandria Property

    In October 1998, the Operating Partnership acquired an approximately 12.3% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky (the "Alexandria Property"). 98 of the 168 residential units (approximately 58%) have been completed as of March 31, 1999 and are in the rent-up stage. As of November 1, 1998, 25 units have been rented at an average annual rental rate of $8,244. The average monthly occupancy rate for 1998 was 14%. The Operating Partnership paid $400,000 for the acquired partnership interest and retains an option to acquire the remaining limited partnership interests at the same price per percentage interest (for a total price of approximately $3,250,000 for the entire limited partnership interest). The agreement called for an installment sale with the Operating Partnership to acquire limited partnership interests as buildings are completed. The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. The option is exercisable as additional apartment buildings are completed and rented. An affiliate of Mr. McGrath sold the partnership interest in the Alexandria Partnership to the Operating Partnership and also serves as its managing general partner. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Partnership is entitled to an annual 12% preferential return which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

    The Alexandria Property is a new development, and there is no renovation program in place. The property has substantial technological advantages over its competition in the area and is looking to maximize these advantages in the future. Alexandria is not in an over-developed location. The Alexandria Property is adequately covered by insurance. The Alexandria Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Alexandria Property.

    The property leases units for period of no longer than one year. The property is still in construction and as such there are no assets to depreciate on the partnership books. The construction company is paying land only taxes on Alexandria.

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

    In connection with the transaction and in exchange for certain benefits described below, the Trust agreed to co-guarantee (along with Mr. McGrath), up to 35% (or approximately $12,500,000) of the development portion of long-term construction loans with an aggregate principal amount of up to $36,000,000 to be provided by a bank to the development companies. As of December 31, 1998, approximately $4,600,000 of such loans had been drawn down, resulting in outstanding guarantees of approximately $1,600,000. Subject to the fulfillment of certain closing and funding conditions, the construction loans will be made to the development companies in connection with the development and construction of two apartment properties and of an 111,000 square foot shopping center being developed in Burlington, Kentucky. The interest rates on the construction loans range from 7.36% to 7.52%. The Trust also agreed that, if the loans are not repaid prior to the expiration of the guarantee, it will either buy out the bank's position on the entire amount of the construction loans or arrange for a third party to do so. The construction loans are expected to be replaced by a long-term credit facility.

    The Trust expects to receive significant benefits from the transaction in addition to the acquisition of two large luxury apartment properties located in attractive communities. First, in exchange for the guarantee of the development portion of the construction loans, the Trust will receive a discount of approximately $212,500 (representing a one-half of one percent reduction) on the purchase price of the properties. The Trust and the development companies are negotiating a further price reduction which would apply if the development portion of the loans is not repaid prior to the expiration of the guarantee period and the Trust is required to buy out or arrange for the buyout of the lender's position on the loans.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BARON CAPITAL TRUST

August 19, 1999                        By:  /s/ Gregory K. McGrath
                                            ----------------------
                                              Gregory K. McGrath
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures                         Title                       Date
-----------------------      ------------------------------     ---------------
/s/ Gregory K. McGrath       Chief Executive Officer            August 19, 1999
----------------------       (Principal Executive Officer)
Gregory K. McGrath


/s/ Mark L. Wilson           Interim Chief Financial Officer    August 19, 1999
----------------------       (Principal Financial and
Mark L. Wilson               Accounting Officer)


/s/ James H. Bownas          Trustee                            August 19, 1999
-------------------
James H. Bownas


/s/ Peter M. Dickson         Trustee                            August 19, 1999
--------------------
Peter M. Dickson


/s/ Gregory K. McGrath       Corporate Trustee                  August 19, 1999
----------------------
Gregory K. McGrath
President, Chief Executive
Officer of Baron Capital
Properties, Inc.
