Form 10KSB40/A
period 1998-12-31
BARON CAPITAL TRUST
filed 1999-09-17
CIK 1045550

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


                        COMMISSION FILE NUMBER 333-35063
                            ------------------------


 BARON CAPITAL TRUST (Name of Small Business Issuer as Specified in its Charter)

               ------------------------------- --------------------
                          Delaware              31-1574856
               ------------------------------- --------------------
               (State or Other Jurisdiction of  (I.R.S. Employer
               ------------------------------- --------------------
               Incorporation or Organization)   Identification No.)
               ------------------------------- --------------------

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


Yes______   No_______

         The purpose of this Form 10-KSB/A is to amend in its entirety Part II-Item 7 Financial Statements contained in Form 10-KSB for the year ended December 31, 1998 filed by Baron Capital Trust on May 14, 1999 with the Commission under Commission file number 333-35063.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------










                               BARON CAPITAL TRUST

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998












--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BARON CAPITAL TRUST


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                                                                          PAGE
                                                                                          ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                         F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                                           F-2

   Statement of Operations                                                                 F-3

   Statement of Shareholders' Equity                                                       F-4

   Statement of Cash Flows                                                                 F-5

   Notes to Financial Statements                                                         F-6-F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Trustees and Shareholders
Baron Capital Trust
Cincinnati, Ohio


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



                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
April 13, 1999

                               BARON CAPITAL TRUST

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                 ASSETS
                                 ------
Rental Apartments:
   Land                                                                            $1,178,693
   Depreciable property                                                             6,189,095
                                                                                   ----------
                                                                                    7,367,788
   Less accumulated depreciation                                                    1,246,627
                                                                                   ----------
                                                                                    6,121,161

Investments in Partnerships                                                           709,970

Cash and Cash Equivalents                                                             177,299
Restricted Cash                                                                        66,199
Property Management Reimbursements Receivable, Affiliates                             155,071
Other Receivables                                                                      80,112
Advances to Affiliates                                                                 10,750
Other Property and Equipment                                                          168,982
Other Assets                                                                          212,761
                                                                                   ----------
                                                                                   $7,702,305
                                                                                   ----------
                                                                                   ----------


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Liabilities:
   Mortgages payable                                                               $ 4,039,718
   Note payable                                                                        375,000
   Accounts payable and accrued liabilities, including
      $136,941 to Managing Shareholder                                                 388,385
   Capital lease obligation                                                             55,984
   Security deposits                                                                    38,336
                                                                                   -----------
         Total liabilities                                                           4,897,423
                                                                                   -----------

Commitments, Contingencies and Other Matters                                                 -

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 2,500,000
      shares authorized; 463,650 shares issued and outstanding                       4,454,101
   Deficit                                                                          (1,577,060)
   Distributions                                                                       (72,159)
                                                                                   -----------
         Total shareholders' equity                                                  2,804,882
                                                                                   -----------
                                                                                   $ 7,702,305
                                                                                   -----------
                                                                                   -----------


                See notes to consolidated financial statements.
                                      F-2

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENT OF OPERATIONS

             FROM INCEPTION (FEBRUARY 3, 1998) TO DECEMBER 31, 1998

Revenues:
   Property:
      Rental                                                                       $   358,949
      Other                                                                             35,155
   Equity in net loss of unconsolidated partnership                                    (20,360)
   Interest income                                                                       2,780
                                                                                   -----------
                                                                                       376,524
                                                                                   -----------

Real Estate Expenses:
   Depreciation                                                                         80,296
   Interest                                                                            164,333
   Repairs and maintenance                                                              86,349
   Personnel                                                                            53,860
   Property taxes                                                                       34,496
   Property insurance                                                                   20,477
   Utilities                                                                            27,299
   Other                                                                               138,905
                                                                                   -----------
                                                                                       606,015
                                                                                   -----------

Administrative Expenses:
   Personnel, including officer's compensation                                         718,715
   Management, investment and administrative fees, Managing Shareholder                324,213
   Professional services                                                               129,011
   Other                                                                               275,630
                                                                                   -----------
                                                                                     1,447,569
                                                                                   -----------

      Total expenses                                                                 2,053,584
                                                                                   -----------

Loss Before Minority Interest                                                       (1,677,060)

Minority Interest of Unitholders in Net Loss of Operating Partnership                  100,000
                                                                                   -----------

Net Loss                                                                           $(1,577,060)
                                                                                   -----------
                                                                                   -----------

Net Loss Per Common Share                                                          $     (7.41)
                                                                                   -----------
                                                                                   -----------
Weighted Average Number of Common Shares Outstanding                                   212,731
                                                                                   -----------
                                                                                   -----------


                See notes to consolidated financial statements.
                                      F-3

                               BARON CAPITAL TRUST

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

             FROM INCEPTION (FEBRUARY 3, 1998) TO DECEMBER 31, 1998


                                                      Common Shares of
                                                     Beneficial Interest
                                                     -------------------
                                                    Shares          Amount         Deficit       Distributions        Total
                                                -------------   -------------   -------------    -------------    -------------
Initial Capital Contributions:

   Managing Shareholder                                    10   $         100   $           -    $           -    $         100

Proceeds from Sale of Common Shares of
   Beneficial Interest, Net of Offering Costs         463,640       4,257,001               -                -        4,257,001

Distributions Paid                                          -               -               -          (72,159)         (72,159)

Credit for Officer's Compensation                           -         197,000               -                -          197,000

Net Loss                                                    -               -      (1,577,060)               -       (1,577,060)
                                                -------------   -------------   -------------    -------------    -------------

Balance, December 31, 1998                            463,650   $   4,454,101   $  (1,577,060)   $     (72,159)   $   2,804,882
                                                -------------   -------------   -------------    -------------    -------------
                                                -------------   -------------   -------------    -------------    -------------


                See notes to consolidated financial statements.
                                      F-4

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FROM INCEPTION (FEBRUARY 3, 1998) TO DECEMBER 31, 1998


Cash Flows from Operating Activities:
   Net loss                                                                             $(1,577,060)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Provision for officer's compensation                                               197,000
         Minority interest of unitholders in net loss of Operating Partnership             (100,000)
         Depreciation                                                                        80,296
         Equity in net loss of unconsolidated partnership                                    20,360
         Increase in operating assets and liabilities:
            Other receivables                                                               (80,112)
            Property management reimbursements receivable                                  (155,071)
            Other assets                                                                   (221,611)
            Accounts payable and accrued liabilities                                        388,385
            Security deposits                                                                38,336
         Other                                                                                  762
                                                                                        -----------
               Net cash used by operating activities                                     (1,408,715)
                                                                                        -----------

Cash Flows from Investing Activities:
   Acquisitions of rental apartments                                                     (1,559,162)
   Investment in partnerships                                                              (741,280)
   Cash distributions from partnerships                                                      10,950
   Purchases of other property and equipment                                               (117,771)
   Increase in restricted cash                                                              (66,199)
   Advances to affiliates                                                                   (10,750)
                                                                                        -----------
               Net cash used in investing activities                                     (2,484,212)
                                                                                        -----------

Cash Flows from Financing Activities:
   Proceeds from sale of common shares of beneficial interest                             4,265,089
   Distributions paid                                                                       (72,159)
   Initial capital contributions                                                            100,100
   Payment on note payable                                                                 (200,000)
   Payments on mortgages payable                                                            (19,019)
   Payments on capital lease obligation                                                      (3,785)
                                                                                        -----------
               Net cash provided by financing activities                                  4,070,226
                                                                                        -----------

Net Increase in Cash and Cash Equivalents                                                   177,299

Cash and Cash Equivalents, Beginning                                                              -
                                                                                        -----------
Cash and Cash Equivalents, Ending                                                       $   177,299
                                                                                        -----------
                                                                                        -----------

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                            $   164,333
                                                                                        -----------
                                                                                        -----------


                See notes to consolidated financial statements.
                                      F-5

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

         BASIS OF PRESENTATION

             The accompanying consolidated financial statements include the consolidated accounts of the Trust and the Operating Partnership. The Trust is the general partner of the Operating Partnership and owns approximately 81% of the limited partner units of the Operating Partnership. The consolidated accounts of the Operating Partnership include the accounts of three limited partnerships in which the Operating Partnership is the controlling limited partner, by virtue of its right to remove the general partner due to its majority ownership percentage in those limited partnerships.

             All significant intercompany transactions and balances have been eliminated in consolidation.

             The minority interest of unitholders in the Operating Partnership represents the 1,202,160 limited partnership units owned by the Original Investors of the Operating Partnership (see Note 9), and is stated at the amount of the capital contribution by them to the Operating Partnership ($100,000), reduced by their proportionate share of the net loss of the Operating Partnership limited to the $100,000 contribution. During 1998, the proportionate share of the net loss of the Operating Partnership allocated to the minority unitholders was $100,000 with

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             BASIS OF PRESENTATION (Continued)

                the excess of approximately $71,000 being charged to the majority unitholders. As of December 31, 1998, the 1,202,160 Operating Partnership limited partnership units issued to the Original Investors are subject to escrow restrictions and 108,757 units are convertible into common shares of the Trust (see Note 9).

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

                Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             REAL ESTATE RENTAL PROPERTIES AND DEPRECIATION (Continued)

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

             INVESTMENTS IN PARTNERSHIPS

                The Trust, through the Operating Partnership, accounts for its investments in limited partnerships in which it is deemed not to have the controlling interest, but has more than a minor limited partnership interest, utilizing the equity method of accounting. The Operating Partnership's investment in Alexandria Development, L.P., which represents a 12.3% interest at December 31, 1998, is accounted for using the equity method (see Note 3).

                Investments in partnerships in which the Operating Partnership's interest is so minor that the Partnership has virtually no influence over partnership operating and financial policies are accounted for utilizing the cost method. These investments generally represent less than 5% of the partnership interest (see Note 3). The Trust periodically assesses the estimated realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.

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

             INCOME TAXES

                The Trust has not provided for federal income taxes because the Trust believes it qualifies as a real estate investment trust
                (REIT) under Section 856 to 860 of the Internal Revenue Code. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes substantially all of its taxable income to its stockholders and complies with certain other requirements.

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

             RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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


NOTE 2.      RENTAL APARTMENTS

             HEATHERWOOD APARTMENTS

                On June 30, 1998, the Operating Partnership acquired the entire limited partnership interest, representing a 99% partnership interest, in Heatherwood Kissimmee, Ltd., (the "Heatherwood Property") a Florida limited partnership which owns fee simple title to a 67-unit residential property located at Kissimmee, Florida for a purchase price of approximately $830,000. The Heatherwood Property is subject to first mortgage financing with an original balance of approximately $1,250,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $8,847 and bears a fixed interest rate of 7.625%. The entire balance, including accrued interest, is due on December 2004 and may be prepaid with a prepayment fee equal to 1% of the then outstanding principal balance. The principal balance outstanding as of December 31, 1998 was $1,238,755.

             CRYSTAL COURT APARTMENTS

                On July 31, 1998, the Operating Partnership acquired the entire limited partnership interest, representing a 91% partnership interest, in Crystal Court Apartments II, Ltd., (the "Crystal Court Property") a Florida limited Partnership which owns fee simple title to an 80-unit residential apartment property located in Lakeland, Florida for a purchase price of approximately $704,000. The Crystal Court Property is subject to first mortgage financing with an original balance of $1,494,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $10,446 and bears a fixed interest rate of 7.5%. The entire balance, including accrued interest, is due on October 2004 and may be prepaid with

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                a prepayment fee equal to 1% of the then outstanding principal balance. The principal balance outstanding as of December 31, 1998 was $1,477,797.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.      RENTAL APARTMENTS (Continued)

             RIVERWALK APARTMENTS

                On September 1, 1998, the Operating Partnership acquired the entire limited partnership interest, representing a 99% partnership interest, in Riverwalk Enterprises, Ltd., (the "Riverwalk Property") a Florida limited partnership which owns fee simple title to a 50-unit residential property located at New Smyrna Beach, Florida for a purchase price of approximately $700,000. The Riverwalk Property is subject to first mortgage financing with an original balance of approximately $1,400,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $11,626 and bears a fixed interest rate of 8.75% amortized over 25 years. The holder of the first mortgage has the right to adjust the rate in October 1999 for the remaining five years of the loan to a rate equal to 200 basis points above the then current rate for five-year treasury notes. The entire balance, including accrued interest, is due on October 2004 and may be prepaid with a prescribed prepayment fee. The principal balance outstanding as of December 31, 1998 was $1,323,166.

                In connection with the purchase of the Riverwalk Property, the Trust executed a promissory note payable to the sellers of the Riverwalk Property with an original balance of $575,000. The note called for a lump-sum payment of principal and accrued interest at a rate of 18% per annum on December 1, 1998. In December 1998, the Operating Partnership paid $226,163 of principal and interest towards the note and exercised its option to extend the maturity of the note to February 1, 1999 for an extension fee of 1% of the original loan amount or $5,750. The principal balance outstanding as of December 31, 1998 was $375,000.

                Subsequent to December 31, 1998, the Operating Partnership exercised another option to extend the note to June 1, 1999 and additional extensions to September 1, 1999 for an extension fee of 1% of the outstanding loan amount or $3,750 for the June extension and additional fees for the September extension.


NOTE 3.      INVESTMENTS IN PARTNERSHIPS

             Alexandria Property                                                     $368,690
             Other Limited Partnership Interests                                      341,280
                                                                                     --------
                                                                                     $709,970
                                                                                     --------
                                                                                     --------

             ALEXANDRIA APARTMENTS

                On October 14, 1998, the Operating Partnership acquired an approximate 12% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Property"), a Delaware limited partnership, which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. The Operating Partnership paid $400,000 for eight (8) units of limited partnership interest out of a total of sixty-five (65) units and retains an option to acquire the remaining fifty-seven (57) units of limited partnership

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                interests for $50,000 per unit or approximately $2,850,000. The option is exercisable as additional apartments are completed and rented and expires on October 15,

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.      INVESTMENTS IN PARTNERSHIPS (Continued)

             ALEXANDRIA APARTMENTS (Continued)

                1999. An affiliate of the Trust sold the partnership interest in the Alexandria Property to the Operating Partnership and also serves as the managing general partner of the Alexandria Property. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Property is entitled to an annual 12% preferential return, which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

                Subsequent to December 31, 1998, the Operating Partnership exercised its option to purchase an additional eighteen (18) units of limited partnership interest for $885,000, thereby increasing its ownership interest to approximately 40%.

                The following is an analysis of the investment in the Alexandria Property from inception (February 3, 1998) to December 31,1998:

                   Balance, beginning                                       $      -
                   Investments                                               400,000
                   Distributions                                             (10,950)
                   Equity in net loss                                        (20,360)
                                                                            --------
                   Balance, ending                                          $368,690
                                                                            --------
                                                                            --------

                The following is a summary of the financial position and results of operations of the Alexandria Property as of and for the period ended December 31, 1998:

                   Financial Position:
                      Rental apartments                                  $  2,790,402
                      Construction in progress                              6,497,912
                      Other assets                                          1,446,086
                                                                         ------------
                         Total assets                                    $ 10,734,400
                                                                         ------------
                                                                         ------------

                      Mortgage payable                                   $  7,750,000
                      Other liabilities                                     2,366,369
                                                                         ------------
                         Total liabilities                                 10,116,369
                      Partners' Capital                                       618,031
                                                                         $ 10,734,400
                                                                         ------------
                                                                         ------------

                   Results of Operations:
                      Rental income                                      $     85,971
                      Other income                                            266,685
                      Costs and expenses                                     (518,186)
                                                                         ------------
                         Net loss                                        $   (165,530)
                                                                         ------------
                                                                         ------------

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.      INVESTMENTS IN PARTNERSHIPS (Continued)

             OTHER LIMITED PARTNERSHIP INTERESTS

                In July 1998, the Operating Partnership also was admitted as a limited partner in 13 real estate limited partnerships managed by affiliates of the Managing Shareholder. The Operating Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Operating Partnership was approximately $341,000. The percentage interest acquired by the Operating Partnership (less than 4% in each case) was calculated at fair market value. In each instance, the Operating Partnership agreed that its right to receive distributions from cash flow or from a capital event would be subordinate to the right of the existing limited partners to receive any preferred return described in the partnership agreement of the respective partnership.


NOTE 4.      OTHER PROPERTY AND EQUIPMENT

             Furniture and equipment                                                                       $112,272
             Computer equipment and software                                                                 44,455
             Leasehold improvements                                                                          20,813
                                                                                                           --------
                                                                                                            177,540
                Less accumulated depreciation                                                                 8,558
                                                                                                           --------
                                                                                                           $168,982
                                                                                                           --------
                                                                                                           --------


NOTE 5.      MORTGAGES PAYABLE

                                                                                                            Balance at
                                                                  Original       Maturity     Interest     December 31,
                              Property                             Amount          Date         Rate           1998
                              --------                             ------          ----         ----           ----
              Heatherwood Apartments                            $1,250,000      12/31/2004     7.625%       $1,238,755
              Crystal Court Apartments                           1,494,000      10/31/2004     7.5           1,477,797
              Riverwalk Apartments                               1,400,000      10/31/2004     8.75          1,323,166
                                                                 ---------                                   ---------
                 Total mortgage note payables                   $4,139,000                                  $4,039,718
                                                                 ---------                                   ---------
                                                                 ---------                                   ---------

             All mortgage notes payable are collateralized by the underlying properties described in Note 2 above.

             The aggregate maturities of mortgages payable for each of the five years subsequent to December 31, 1998 are as follows:

                                                                                                            Principal
                                                                                                            ---------
              Year ending December 31:
                 1999                                                                                      $   50,544
                 2000                                                                                          54,799
                 2001                                                                                          59,415
                 2002                                                                                          64,420
                 2003                                                                                          69,872

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                 Thereafter (2004)                                                                          3,740,668
                                                                                                           ----------
                    Total                                                                                  $4,039,718
                                                                                                           ----------
                                                                                                           ----------

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.      CAPITAL LEASE OBLIGATION

                During 1998, the Operating Partnership purchased office furniture financed through a capital lease obligation. The loan is non-interest bearing secured by the office furniture purchased and requires forty-eight (48) monthly payments of $1,245. Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 1998 are as follows:

                   Year Ending December 31:
                      1999                                                                                         $14,942
                      2000                                                                                          14,942
                      2001                                                                                          14,942
                      2002                                                                                          11,158
                                                                                                                   -------
                         Total minimum lease payments                                                              $55,984
                                                                                                                   -------
                                                                                                                   -------

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

             CONTRACT TO PURCHASE ADDITIONAL PROPERTIES (Continued)

                being developed in Burlington, Kentucky. The interest rates on the construction loans range from 7.36% to 7.52%. The Trust also agreed that, if the loans were not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loans or arrange for a third party to do so. The construction loans are expected to be replaced by a long-term credit facility.

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

             OFFICERS' COMPENSATION

                A founder of the Trust and the Operating Partnership serves as Chief Executive Officer of the Trust, the Operating Partnership and the Managing Shareholder. He has agreed to serve a Chief Executive Officer for the first year in exchange for compensation in the form of common shares or units of the Operating Partnership in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust. During 1998, no common shares of the Trust or units of the Operating Partnership were issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $197,000 has made in the accompanying financial statement for the estimated fair value of the services rendered by the Chief Executive Officer for 1998. This amount has been charged to compensation expense for 1998, with a corresponding credit to partners' capital. This estimate of the fair value of such services was determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts during 1998. After the first year of operations, compensation and benefits for the Chief Executive Officer will be determined annually by the Executive Compensation Committee of the Board of the Trust.

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

                Minimum future lease payments on this lease are as follows:

                  Year ending December 31:
                     1999                                                                                    $ 60,000
                     2000                                                                                      60,000
                     2001                                                                                      60,000
                     2002                                                                                      60,000
                     2003                                                                                      30,000
                                                                                                             --------
                        Total                                                                                $270,000
                                                                                                             --------
                                                                                                             --------

                Rent expense was approximately $24,000 for 1998.


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

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.      RELATED PARTY TRANSACTIONS (Continued)

             TRUST MANAGEMENT AGREEMENT (Continued)

                The Trust will reimburse the Managing Shareholder for all Trust expenses in an amount not to exceed 2% of gross proceeds from the sale by the Trust of common shares in the Trust's initial offering. Under the Trust Management Agreement, the Trust will reimburse the Managing Shareholder, on a monthly basis during the term of the agreement, for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount up to the sum of (i) 1% of the gross proceeds from the sale by the Trust of common shares in the Trust's initial offering, and (ii) 1% of the initial stock price for each unit of limited partnership interest ("Unit") in the Operating Partnership issued in connection with a Proposed Exchange Offering of Units as contemplated in the Trust's Prospectus. The Managing Shareholder in its sole discretion may elect to receive payment for its service in the form of common shares with an equivalent value. The Trust will also reimburse the Managing Shareholders for expenses incurred prior to and during the Cash Offering in investigating and evaluating investment opportunities and assisting the Trust in consummating its investments in an amount not to exceed 4% of the gross proceeds from the sale by the Trust of common shares in the Trust's initial offering for the Managing Shareholder's services.

                During 1998, the Trust paid the Managing Shareholder $92,393 for reimbursable expenses incurred during the Cash Offering, $185,456 for reimbursable investment expenses and $46,364 for reimbursable management expenses. As of December 31, 1998, $136,941 is due to the Managing Shareholder for reimbursable expenses and investment fees.

             TRANSACTIONS WITH AFFILIATED ENTITIES

                During 1998, the Operating Partnership paid approximately $12,000 to an affiliated corporation for computers being used by the Operating Partnership.

             REIMBURSED ADMINISTRATIVE EXPENSES

                The Partnership shares certain administrative expenses with a number of other partnerships that are related to the Operating Partnership by means of a common person who is the sole stockholder and officer of the general partner of these partnerships and an officer of the general partner of the Operating Partnership. These administrative expenses are allocated as described below, and the allocated expenses are reimbursed to the Partnership by these other partnerships. The allocation of the costs was determined based upon an analysis of those administrative costs directly associated with or reasonably allocated to the activities of each entity. Personnel costs were allocated based upon estimates of the time devoted by individual employees to each entity's activities on a monthly basis. Other administrative costs were allocated on a direct basis to the extent practicable, and the balance on a pro rata basis. In the opinion of management, the method used to allocate costs to all of the entities was considered to be reasonable under the circumstances.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.      RELATED PARTY TRANSACTIONS (Continued)

             REIMBURSED ADMINISTRATIVE EXPENSES (Continued)

                During 1998 the Partnership was reimbursed approximately $496,000 for administrative expenses, which has been presented as a reduction of the specific related category of administrative expenses in the accompanying financial statements.

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

                It is proposed that these units would be exchanged for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or mortgage interests in one or more residential apartment properties. The Exchange Partnerships are managed by corporate general partners who are affiliated with one of the founders of the Operating Partnership, who is the sole stockholder and director of the Managing Shareholder of the Trust. This registration statement has not yet become effective.

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

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

             DISTRIBUTIONS

                During 1998, the Board of Trustees authorized the payment of two quarterly distributions aggregating $72,159 ($.225 per common share of beneficial interest) from the surplus of the Trust. This amount is presented in the accompanying consolidated financial statements as a deduction from shareholders' equity under the caption "Distributions".


NOTE 10.     NET LOSS PER SHARE

                The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

                Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common stock equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive in 1998.

                The components used in calculating basic net loss per share are as follows:

                                                                                                   Weighted
                                                                                                   Average           Loss
                                                                               Net Loss             Shares         Per Share
                                                                             -----------         -----------     -----------
                  1998                                                       $(1,577,060)            212,731          $(7.41)
                                                                             -----------         -----------     -----------
                                                                             -----------         -----------     -----------

                Assuming that the Original Investors had exchanged their limited partnership units for an equivalent net amount of 122,561 Common Shares, the net loss per share on an as-converted basis would have been $4.70 per share.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11.     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
             ACTIVITIES

                During 1998, the Operating Partnership acquired three rental apartment properties through the assumption of mortgage payables and a note payable, as follows:


                   Mortgages payable                                                                            $4,058,737
                   Note payable                                                                                    575,000
                                                                                                                ----------
                                                                                                                $4,633,737
                                                                                                                ----------
                                                                                                                ----------

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


                               BARON CAPITAL TRUST

September 17, 1999             By:        /s/ GREGORY K. MCGRATH
                                          -----------------------
                                        Gregory K. McGrath
                                       Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   SIGNATURES                             TITLE                             DATE
            /s/ GREGORY K. MCGRATH           Chief Executive Officer                   September 17, 1999
            -------------------              (Principal Executive Officer)
            Gregory K. McGrath

            /s/ MARK L. WILSON               Interim Chief Financial Officer           September 17, 1999
            -------------------              (Principal Financial and Accounting
            Mark L. Wilson                   Officer)

            /s/ JAMES H. BOWNAS              Trustee                                   September 17, 1999
            -------------------
            James H. Bownas

            /s/ PETER M. DICKSON             Trustee                                   September 17, 1999
            --------------------
            Peter M. Dickson

            /s/ GREGORY K. MCGRATH           Corporate Trustee                         September 17, 1999
            ----------------------
            Gregory K. McGrath
            President, Chief Executive
            Officer of Baron Capital
            Properties, Inc.
