Form 10QSB/A
period 1999-03-31
BARON CAPITAL TRUST
filed 1999-09-17
CIK 1045550

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

                  For the transition period ended ______________ to ____________

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

The purpose of this Form 10-QSB/A is to amend in its entirety Part I Financial Information, Item 1 Financial Statements contained in Form 10-QSB/A for the quarterly period ended March 31, 1999 filed by Baron Capital Trust on August 12, 1999 with the Commission under Commission file number 333-35063.

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

         The components used in calculating basic net loss per share are as follows:

                                                                          Weighted
                                                                          Average                   Loss
                                                 Net Loss                  Shares                 Per Share
                                                 --------                  ------                 ---------
          Three months ended
          March 31, 1999                        $( 454,638)                522,495                 $(0.87)
                                                 =========                 =======                  =====

         Assuming that the Original Investors had exchanged their limited partnership units for an equivalent net amount of 122,561 Common Shares, the net loss per share on an as-converted basis would have been .70 per share.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                   Baron Capital Trust
                                               Consolidated Balance Sheet
                                           December 31, 1998 and March 31, 1999


                                                                      December 31, 1998                             March 31, 1999

                       ASSETS
                       ------
Rental Apartments:
                   Land                                                      $1,178,693                                 $1,178,693
                   Depreciable Property                                       6,189,095                                  6,189,095
                                                                             ----------                                 ----------
                                                                              7,367,788                                  7,367,788
                   Less:  Accumulated Depreciation                           (1,246,627)                                (1,283,080)
                                                                             ----------                                 ----------
                                                                              6,121,161                                  6,084,708

Investments in Partnerships                                                     709,970                                  1,381,544

Cash and Cash Equivalents                                                       177,299                                     10,261
Restricted Cash                                                                  66,199                                     68,540
Property Management Reimbursements Rec., Affiliates                             155,071                                    155,071
Other Receivables                                                                80,112                                     99,754
Advances to Affiliates                                                           10,750                                     10,750
Other Property and Equipment                                                    168,982                                    194,589
Other Assets                                                                    212,761                                    197,328
                                                                             ----------                                 ----------

                                                                                871,174                                    736,293
                                                                             ----------                                 ----------

                                                                             $7,702,305                                 $8,202,545
                                                                             ----------                                 ----------

              LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
                   Mortgages Payable                                         $4,039,718                                 $4,029,810
                   Note Payable                                                 375,000                                    375,000
                   Accounts Payable and Accrued Liabilities including
                   $15,573 due to the Managing Shareholder                      388,385                                    292,422
                   Capital Lease Obligation                                      55,984                                     55,984
                   Security Deposits                                             38,336                                     40,865
                                                                             ----------                                 ----------

Total Liabilities                                                             4,897,423                                  4,794,081
                                                                             ----------                                 ----------

Shareholder's Equity:
                   Common Shares of beneficial interest, no par value;
                   2,500,000 shares authorized, 583,650 shares issued
                   and outstanding                                           $4,454,101                                 $5,586,503
                   Distribution to Owners                                       (72,159)                                  (146,341)
                   Deficit                                                   (1,577,060)                                (2,031,698)
                                                                             ----------                                 ----------

Total Shareholder's Equity                                                    2,804,882                                  3,408,464
                                                                             ----------                                 ----------

Total Liabilities and Shareholder's Equity                                   $7,702,305                                 $8,202,545
                                                                             ----------                                 ----------



                                          Baron Capital Trust
                                    Consolidated Income Statement
                   For the Three Months Ended March 31, 1998 and March 31, 1999


                                                                                          March 31, 1998       March 31, 1999
Revenues:
              Property                                                                                 0             $257,350
              Rental                                                                                   0                4,844
              Equity in Net Loss of Unconsolidated Partnership                                         0               (3,426)
              Other                                                                                    0                  383
                                                                                                       -                  ---

Total Revenues                                                                                         0              259,151
                                                                                                       -              -------

              Real Estate Expenses:
              Depreciation                                                                             0               36,453
              Interest                                                                                 0               73,186
              Repairs and Maintenance                                                                  0               17,476
              Personnel                                                                                0               29,040
              Property Taxes                                                                           0               20,596
              Property Insurance                                                                       0                7,206
              Utilities                                                                                0               11,551
              Other                                                                                    0                9,214
                                                                                                       -                -----

Total Real Estate Expenses                                                                             0              204,722
                                                                                                       -              -------

Administrative Expenses:
              Personnel                                                                           23,600              227,161
              Management, Investment, and Administrative                                               0               92,873
              Professional Services                                                                9,785               59,710
              Other                                                                               13,768              129,323
                                                                                                 -------              -------

Total Administrative Expenses                                                                     47,153              509,067

Total Expenses                                                                                    47,153              713,789

Loss Before Minority Interest                                                                    (47,153)            (454,638)

Minority Interest of Unitholders in Net Loss of
Operating Partnership                                                                              8,860                    0
                                                                                                ---------           ----------

Net Loss                                                                                        ($38,293)           ($454,638)
                                                                                                ---------           ----------
Net Loss Per Common Share                                                                          $0.00               ($0.87)
                                                                                                ---------           ----------



                                          Baron Capital Trust
                                Consolidated Statement of Cash Flows
                   For the Three Months Ended March 31, 1998 and March 31, 1999

                                                                                    March 31, 1998                  March 31, 1999

Cash Flows from Operating Activities:
                                           Net Loss                                       ($38,293)                      ($454,638)

Adjustments to Reconcile Net Loss to Net Cash Used by
Operating Activities:
                                      Minority Interest of Unitholders in Net Loss
                                      of Operating Partnership                              (8,860)                              0
                                      Depreciation and Amortization                              0                          41,267
                                      Equity in Net Loss of Unconsolidated Partnership           0                           3,426
                                  (Increase) decrease in Operating Assets
                                      Other Recievables                                     (2,062)                        (19,642)
                                      Other Assets                                               0                          15,437
                                   Increase (decrease) in Operating Liabilities
                                      Accounts Payable and Accrued Liabilities                   0                         (95,963)
                                      Security Deposits                                          0                           2,529
                                                                                                 -                           -----

                                      Net Cash Used by Operating Activities                (49,215)                       (507,584)
                                                                                           --------                       ---------

Cash Flows from Investing Activities
                                      Investment in Partnerships                                 0                        (675,000)
                                      Other Property and Equipment                               0                         (30,421)
                                      Increase in Restricted Cash                                0                          (2,345)
                                                                                                 -                          -------

                                      Net Cash Used in Investing Activities                      0                        (707,766)
                                                                                                 -                        ---------

Cash flows from Financing Activities:
                                      Proceeds from the Sale of Common Shares                    0                       1,132,402
                                      Distributions Paid                                         0                         (74,182)
                                      Initial Capital Contributions                         50,100                               0
                                      Payments on Mortgages Payable                              0                          (9,908)
                                                                                                 -                          -------

                                      Net Cash Provided by Financing Activities             50,100                       1,048,312
                                                                                            ------                       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                           885                        (167,038)

Cash and Cash Equivalents, Beginning                                                             0                         177,299
                                                                                                 -                         -------

Cash and Cash Equivalents, Ending                                                             $885                         $10,261
                                                                                             =====                         =======


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



September 17, 1999                                   BARON CAPITAL TRUST



                                            By:     /s/ Gregory K. McGrath
                                                    ----------------------------
                                                    Gregory K. McGrath
                                                    Chief Executive Officer


                                            By:     /s/ Mark L. Wilson
                                                    ----------------------------
                                                    Mark L. Wilson
                                                    Chief Financial Officer