Form 10QSB/A
period 1999-06-30
BARON CAPITAL TRUST
filed 1999-09-17
CIK 1045550

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes /X/  No / /

The purpose of this Form 10-QSB/A is to amend in its entirety Part I - Financial Information Item 1 Financial Statements contained in Form 10-QSB for the quarterly period ended June 30, 1999 filed by Baron Capital Trust on August 12, 1999 with the Commission under Commission file number 333-35063.

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

         The components used in calculating basic net loss per share are as follows:

                                                        Weighted
                                                         Average          Loss
                                       Net Loss          Shares        Per Share
                                       --------          ------        ---------
          Three months ended
          June 30, 1999                $(411,886)        615,821         $( .67)
                                       ---------         -------         ------
                                       ---------         -------         ------

          Six months ended
          June 30, 1999                $(898,443)        569,074         $(1.58)
                                       ---------         -------         ------
                                       ---------         -------         ------

         Assuming that the Original Investors had exchanged their limited partnership units for an equivalent net amount of 144,452 (for the three months ended June 30, 1999) or 133,486 (for the six months ended June 30, 1999) Common Shares, the net loss per share on an as-converted basis would have been .54 (for the three months ended June 30, 1999) and 1.28 (for the six months ended June 30, 1999) per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                              BARON CAPITAL TRUST
                                                           CONSOLIDATED BALANCE SHEET
                                                      DECEMBER 31, 1998 AND JUNE 30, 1999


                                                                                    DECEMBER 31, 1998      JUNE 30, 1999
                       ASSETS
                       ------

Rental Apartments:
                   Land                                                                    $1,178,693         $1,178,693
                   Depreciable Property                                                     6,189,095          6,189,095
                                                                                            ---------          ---------
                                                                                            7,367,788          7,367,788
                   Less:  Accumulated Depreciation                                         (1,246,627)        (1,319,534)
                                                                                           -----------        -----------
                                                                                            6,121,161          6,048,254

Investments in Partnerships                                                                   709,970          1,538,877

Cash and Cash Equivalents                                                                     177,299            145,964
Restricted Cash                                                                                66,199            158,545
Property Management Reimbursements Rec., Affiliates                                           155,071            116,595
Other Receivables                                                                              80,112               (872)
Advances to Affiliates                                                                         10,750                  0
Other Property and Equipment                                                                  168,982            157,241
Other Assets                                                                                  212,761            243,655
                                                                                              -------            -------

                                                                                              871,174            821,128
                                                                                              -------            -------

                                                                                           $7,702,305         $8,408,259
                                                                                            ---------          ---------

              LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
                   Mortgages Payable                                                       $4,039,718         $4,291,076
                   Note Payable                                                               375,000            120,000
                   Accounts Payable and Accrued Liabilities including
                   $15,573 due to the Managing Shareholder                                    388,385            483,207
                   Capital Lease Obligation                                                    55,984             55,984
                   Security Deposits                                                           38,336             37,496
                                                                                               ------             ------

Total Liabilities                                                                           4,897,423          4,987,763
                                                                                            ---------          ---------

Shareholder's Equity:
                   Common Shares of beneficial interest, no par value;
                   2,500,000 shares authorized, 644,696 shares issued
                   and outstanding                                                         $4,454,101         $6,135,754
                   Distribution to Owners                                                     (72,159)          (239,755)
                   Deficit                                                                 (1,577,060)        (2,475,503)
                                                                                           -----------        -----------

Total Shareholder's Equity                                                                  2,804,882          3,420,496
                                                                                            ---------          ---------

Total Liabilities and Shareholder's Equity                                                 $7,702,305         $8,408,259
                                                                                            ---------          ---------

                               BARON CAPITAL TRUST
                          CONSOLIDATED INCOME STATEMENT
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

                                                                3 MOS. ENDED      3 MOS. ENDED      6 MOS. ENDED       6 MOS. ENDED
                                                               JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998      JUNE 30, 1999
REVENUES:
        Property                                                   $78,475          $258,879          $155,316           $512,133
        Rental                                                       2,947            58,824            30,927             78,372
        Equity in Net Loss of Unconsolidated Partnership                 0           (25,667)                0            (29,093)
        Other                                                          694               654               736              1,037
                                                                       ---               ---               ---              ----

Total Revenues                                                      82,115           292,690           186,979            562,449
                                                                    ------           -------           -------            -------

        Real Estate Expenses:
        Depreciation                                                 9,500            36,453            15,513             72,907
        Interest                                                    25,501            80,526            50,217            144,491
        Repairs and Maintenance                                      7,072            18,176            11,598             37,727
        Personnel                                                   13,336            27,814            29,265             57,471
        Property Taxes                                               5,505            20,680            11,011             41,276
        Property Insurance                                           5,105             3,513             5,769             10,718
        Utilities                                                   11,809            16,714            18,367             29,601
        Other                                                       11,358            86,528            24,637            131,570
                                                                    ------            ------            ------            ------

Total Real Estate Expenses                                          89,186           290,403           166,378            525,760
                                                                    ------           -------           -------            -------

Administrative Expenses:
        Personnel                                                  131,036           217,211           199,091            369,372
        Management, Investment, and Administrative                 111,587            60,516           135,919            194,511
        Professional Services                                       94,337           122,670            98,121            265,065
        Other                                                          177            13,775               188            106,185
                                                                       ---            ------               ---            -------

Total Administrative Expenses                                      337,136           414,172           433,319            935,133
                                                                   -------          --------          --------            -------

Total Expenses                                                     426,322           704,575           599,696          1,460,893

Loss Before Minority Interest                                     (344,207)         (411,886)         (412,717)          (898,443)

Minority Interest of Unitholders in Net Loss of
Operating Partnership                                               54,095                 0            72,073                  0
                                                                    ------                 -            ------                  -

Net Loss                                                         ($290,112)        ($411,886)        ($340,644)         ($898,443)
                                                                  --------          --------          --------           --------

Net Loss Per Common Share                                           ($1.43)           ($0.67)           ($1.68)            ($1.58)

                               BARON CAPITAL TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

                                                                               JUNE 30, 1998                 JUNE 30, 1999
Cash Flows from Operating Activities:
              Net Loss                                                            ($340,645)                    ($898,443)

Adjustments to Reconcile Net Loss to Net Cash Used by
Operating Activities:
              Provision for Officer Compensation                                     98,000                             0
              Minority Interest of Unitholders in Net Loss
              of Operating Partnership                                              (72,073)                            0
              Depreciation and Amortization                                               0                        94,721
              Equity in Net Loss of Unconsolidated Partnership                            0                        29,093
       (Increase) decrease in Operating Assets
              Property Management Reimbursements                                    (38,856)                       38,476
              Other Recievables                                                     (20,592)                       80,984
              Advances to Affiliates                                                      0                        10,750
              Other Assets                                                         (138,183)                      (30,894)
        Increase (decrease) in Operating Liabilities
              Accounts Payable and Accrued Liabilities                              259,329                        94,822
              Security Deposits                                                      13,017                          (840)
              Other                                                                   5,592                             0
                                                                                      -----                             -

              Net Cash Used by Operating Activities                                (234,411)                     (581,331)
                                                                                   ---------                     ---------

Cash Flows from Investing Activities
              Acquisition of Rental Property                                       (782,218)                            0
              Investment in Partnerships                                                  0                      (885,000)
              Cash Distributions from Partnerships                                        0                        27,000
              Other Property and Equipment                                          (40,420)                      (10,073)
              Increase in Restricted Cash                                                 0                       (92,346)
                                                                                          -                       --------

              Net Cash Used in Investing Activities                                (822,638)                     (960,419)
                                                                                   ---------                     ---------

Cash flows from Financing Activities:
              Proceeds from the Sale of Common Shares                             1,868,835                     1,681,653
              Distributions Paid                                                          0                      (167,596)
              Initial Capital Contributions                                          50,100                             0
              Proceeds from Mortgage Financing                                            0                       273,499
              Payments on Mortgages Payable                                               0                       (22,141)
              Payments on Notes Payable                                                   0                      (275,000)
              Other                                                                       0                        20,000
                                                                                          -                        ------

              Net Cash Provided by Financing Activities                           1,918,935                     1,510,415
                                                                                  ---------                     ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                861,886                       (31,335)

Cash and Cash Equivalents, Beginning                                                      0                       177,299
                                                                                          -                       -------

Cash and Cash Equivalents, Ending                                                  $861,886                      $145,964
                                                                                   --------                       -------
                                                                                   --------                       -------

                               BARON CAPITAL TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                  JUNE 30, 1999

                                         Common Shares
                                     of Beneficial Interest
                                                                                                        Total
                                      Shares       Amount         Distributions      Deficit
BALANCE, JANUARY 1, 1999              463,650    $4,454,101             (72,159)    (1,577,060)           2,804,882

PROCEEDS FROM SALE OF
COMMON SHARES OF BENEFICIAL
INTEREST                              181,046     1,681,653                                               1,681,653


DISTRIBUTIONS PAID                                                     (167,596)                           (167,596)

NET LOSS FOR THE SIX MONTH
PERIOD ENDED JUNE 30, 1999                                                            (898,443)            (898,443)

                                    ----------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                644,696    $6,135,754           ($239,755)   ($2,475,503)          $3,420,496
                                      -------     ---------            --------     ----------            ---------
                                      -------     ---------            --------     ----------            ---------

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


September 17, 1999                            BARON CAPITAL TRUST



                                       By:     /s/ Gregory K. McGrath
                                             ---------------------------------
                                                   Gregory K. McGrath
                                                   Chief Executive Officer


                                       By:     /s/ Mark L. Wilson
                                             -----------------------------------
                                                   Mark L. Wilson
                                                   Chief Financial Officer