Form 10QSB
period 1999-09-30
BARON CAPITAL TRUST
filed 1999-11-15
CIK 1045550

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB


     (MARK ONE)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period ended ______________TO________________



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

         Yes  /X/    No / /

                          PART 1 - FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               BARON CAPITAL TRUST
                           Consolidated Balanace Sheet
                    December 31, 1998 and September 30, 1999
                                   (UNAUDITED)


                                                                DECEMBER 31, 1998                  SEPTEMBER 30, 1999
                                                                -----------------                  ------------------
                ASSETS
Rental Apartments:
      Land                                                            $ 1,178,693                         $ 1,178,693
      Depreciable Property                                             6 ,189,095                           6,189,094
                                                                       ----------                          ----------
                                                                        7,367,788                           7,367,787
      Less: Accumulated Depreciation                                   (1,246,627)                         (1,379,289)
                                                                      -----------                          ----------
                                                                        6,121,161                           5,988,498
                                                                       ----------                           ---------
Investment in Partnerships                                                709,970                           1,530,091
                                                                       ----------                           ---------
Cash and Cash Equivalents                                                 177,299                             125,421
Restricted Cash                                                            66,199                             184,972
Reimbursed Administrative
Expenses Receivable, Affiliates                                           155,071                              67,941
Other Receivables                                                          80,112                              17,858
Advances to Affiliates                                                     10,750                                   -
Other Property and Equipment                                              168,982                             162,671
Other Assets                                                              212,761                             252,056
                                                                       ----------                          ---------
                                                                          871,174                             810,918
                                                                      -----------                         -----------
Total Assets                                                          $ 7,702,305                         $ 8,329,507
                                                                     ============                         ===========


       LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
      Mortgages Payable                                               $ 4,039,718                         $ 4,275,990
      Note Payable                                                        375,000                             119,000
      Accounts Payable and Accrued Liabilities                            388,385                             647,873
      Capital Lease Obligations                                            55,984                              35,659
      Security Deposits                                                    38,336                              41,896
                                                                      -----------                         -----------
Total Liabilities                                                       4,897,423                           5,120,419
                                                                      -----------                         -----------
Shareholders Equity:
       Common Shares of beneficial interest,
         no par value; 2,500,000 shares authorized
           673,141 shares issued and outstanding                        4,454,101                           6,299,768
       Distributions                                                      (72,159)                           (342,107)
       Deficit                                                         (1,577,060)                         (2,748,573)
                                                                       -----------                        -----------
Total Shareholders Equity:                                              2,804,882                           3,209,088
                                                                      -----------                         -----------
Total Liabilities and Shareholders Equity                             $ 7,702,305                         $ 8,329,507
                                                                     ============                         ===========

                               BARON CAPITAL TRUST
                          Consolidated Income Statement
 For the Three and Nine Months Ended: September 30, 1998 and September 30, 1999
                                   (UNAUDITED)


                                              3 MOS. ENDED        3 MOS. ENDED        9 MOS. ENDED        9 MOS. ENDED
                                           SEPTEMBER 30, 1998  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998  SEPTEMBER 30, 1999
                                           ------------------  ------------------  ------------------  ------------------
Revenues:
  Property                                 $   509,891         $   260,295         $   665,207         $   772,428
  Rental                                       (30,927)             20,201                  --              98,573
  Equity in Net Loss of
    Uncolsolidated Partnership                      --              29,093                  --                  --
  Other                                        110,156                  --             110,892               1,037
                                           -----------         -----------         -----------         -----------
Total Revenues                                 589,120             309,589             776,099             872,038
                                           -----------         -----------         -----------         -----------

Real Estate Expenses:
  Depreciation                                 104,008              34,454             119,521             107,361
  Interest                                     208,161              86,043             258,378             230,534
  Repairs and Maintenance                       50,436              23,365              62,034              61,092
  Personnel                                     53,793              32,105              83,058              89,576
  Property Taxes                                46,867              20,208              57,878              61,484
  Property Insurance                            12,555               4,700              18,324              15,418
  Utilities                                     20,935              21,020              39,302              50,621
  Other                                         87,728              12,378             112,365             143,948
                                           -----------         -----------         -----------         -----------
Total Real Estate Expenses                     584,483             234,273             750,860             760,034
                                           -----------         -----------         -----------         -----------

Administrative Expenses:
  Personnel                                    291,634             143,215             389,136             642,633
  Management, Investment and
    Administrative                              86,036              23,934             202,911             196,954
  Professional Services                        148,693             138,719             269,358             396,254
  Other                                          2,612               5,509               2,889              47,677
                                           -----------         -----------         -----------         -----------
Total Administrative Expenses                  528,975             311,377             864,294           1,283,518
                                           -----------         -----------         -----------         -----------

Total Expenses                               1,113,458             545,650           1,615,154           2,043,552
                                           -----------         -----------         -----------         -----------

Loss Before Minority Interest                 (524,338)           (236,061)           (839,055)         (1,171,514)

Minority Interest of Unitholders in
  Net Loss of Operating Partnership             27,927                  --             100,000                  --
                                           -----------         -----------         -----------         -----------

Net Loss                                   $  (496,411)        $  (236,061)        $  (739,055)        $(1,171,514)
                                           -----------         -----------         -----------         -----------

Net Loss Per Common Share                  $     (2.07)        $     (0.36)        $     (6.49)        $     (1.97)
                                           -----------         -----------         -----------         -----------

                               BARON CAPITAL TRUST
                      Consolidated Statement of Cash Flows
      For the Nine Months Ended: September 30, 1998 and September 30, 1999
                                   (UNAUDITED)

                                                                           SEPTEMBER 30, 1998                    SEPTEMBER 30, 1999
                                                                           ------------------                    ------------------

Cash Flows from Operating Activities:
                Net Loss                                                    $ (839,055)                        $ (1,171,512)

Adjustments to Reconcile Net Loss to Net Cash Used by
  Operating Activities:
                Provision for Officer Compensation                             147,750                                    -
                Depreciation and Amortization                                1,205,060                              132,662
        (Increase) decrease in Operating Assets
                Reimbursed Administrative Expenses
                Receivable, Affiliates                                         (16,731)                              87,130
                Other Receivables                                              (90,567)                              62,254
                Advances to Affiliates                                               -                               10,750
                Other Assets                                                  (304,432)                             (39,295)
        Increase (decrease) in Operating Liabilities
                Accounts Payable and Accrued Liabilities                       283,538                              259,489
                Lease Obligations                                                    -                              (20,325)
                Security Deposits                          v                    36,756                                3,560
                                                                            -----------                            ---------
                   Net Cash Used by Operating Activities                      422,319                              (675,287)
                                                                            -----------                            ---------


Cash Flows from Investing Activities:
                Acquisition of Rental Property                              (7,179,916)                                   -
                Investment in Partnerships                                    (341,280)                            (820,121)
                Other Property and Equipment                                  (111,358)                               6,311
                Increase in Restricted Cash                                   (159,196)                            (118,773)
                                                                            -----------                            ---------
                   Net Cash Used in Investing Activities                    (7,791,750)                            (932,583)
                                                                            -----------                            ---------

Cash Flows from Financing Activities:
                Proceeds for the Sale of Common Shares                       3,328,478                            1,845,666
                Distributions Paid                                             (11,000)                            (269,947)
                Initial Capital Contributions                                   41,755                                    -
                Proceeds from Mortgage Financing                             4,052,860                              236,273
                Payments on Notes Payable                                     575,000                              (256,000)
                                                                              --------                             ---------
                   Net Cash Provided by Financing Activities                7,987,093                            1,555,992
                                                                            ----------                           ---------

Net Increase (Decrease) in Cash and Cash Equivalents                           617,662                              (51,878)

Cash and Cash Equivalents, Beginning                                                 -                              177,299
                                                                           ------------                          ------------

Cash and Cash Equivalents, Ending                                            $ 617,662                            $ 125,421
                                                                           ------------                          ------------
                                                                           ------------                          ------------

                               BARON CAPITAL TRUST
                 Consolidated Statement of Shareholder's Equity
                  For the Nine Months Ended: September 30, 1999
                                   (UNAUDITED)

                                        Common Shares of Beneficial Interest
                                        ------------------------------------
                                               SHARES           AMOUNT         DISTRIBUTIONS          DEFICIT              TOTAL
                                              -------        -----------        -----------         -----------         -----------
BALANCE, JANUARY 1, 1999                      463,650        $ 4,454,101        $   (72,159)        $(1,577,060)        $ 2,804,882

PROCEEDS FROM SALE OF COMMON
SHARES OF BENEFICIAL INTEREST                 209,491          1,845,667                 --                  --           1,845,667

DISTRIBUTIONS PAID                                 --                 --           (269,948)                 --            (269,948)

NET LOSS FOR THE NINE MONTH PERIOD
ENDED SEPTEMBER 30, 1999                           --                 --                 --          (1,171,512)         (1,171,512)
                                              -------        -----------        -----------         -----------         -----------

BALANCE, SEPTEMBER 30, 1999                   673,141        $ 6,299,768        $  (342,107)        $(2,748,572)        $ 3,209,089
                                              -------        -----------        -----------         -----------         -----------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


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

         UNAUDITED FINANCIAL INFORMATION

         The accompanying financial information as of and for the nine months ended September 30, 1999 is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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


         PROPERTY MANAGEMENT REIMBURSEMENTS AND OTHER RECEIVABLES


         Receivables are comprised mainly of (a) administrative expense reimbursements due from a number of other partnerships that are related to the Operating Partnership and (b) monthly rents due. The Partnership monitors exposure to credit losses and does not maintain an allowance for these receivables, as it believes that these receivables are fully collectible.



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


         As of September 30, 1999 the Operating Partnership owned 25.7 units of limited partnership interest for which it paid $1,285,000.

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


NOTE 2. MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES


         ALEXANDRIA APARTMENTS


         On October 14, 1998, the Operating Partnership acquired an approximate 12.3% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Property"), a Delaware limited partnership which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. The Operating Partnership paid $400,000 for eight (8) units of limited partnership interest out of a total of sixty-five (65) units and retains an option to acquire the remaining fifty-seven (57) units of limited partnership interests for $50,000 per unit or approximately $2,850,000. The option is exercisable as additional apartments are completed and rented and expires on June 30, 2000. An affiliate of the Trust, affiliated through common ownership, sold the partnership interest in the Alexandria Property to the Operating Partnership and also serves as the managing general partner of the Alexandria Property. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Property is entitled to an annual 12% preferential return, which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

         As of September 30, 1999 the Operating Partnership owned 25.7 units of limited partnership interest for which it paid $1,285,000.


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


         In connection with the transaction and in exchange for certain benefits described below, the Trust agreed to co-guarantee (along with the chief executive officer), up to 35% (or approximately $12,500,000) of the development portion of long-term construction loans with an aggregate principal amount of up to $36,000,000 to be provided by a bank to the development companies. As of September 30, 1999, approximately $7,728,000 of such loans had been drawn down, resulting in outstanding guarantees of approximately $2,704,800. Subject to the fulfillment of certain closing and funding conditions, the construction loans will be made to the development companies in connection with the development and construction of the two apartment properties and of an 111,000 square foot shopping center being developed in Burlington, Kentucky. The interest rates on the construction loans range from 7.36% to 7.52%. The Trust also agreed that, if the loans are not repaid prior to the expiration of the guarantee, it will either buy out the bank's position on the entire amount of the construction loans or arrange for a third party to do so. The construction loans are expected to be replaced by a long-term credit facility.


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

NOTE 3. SHAREHOLDERS' EQUITY

         CASH OFFERING

         On May 15, 1998, pursuant to a registration statement on Form SB-2, the Trust commenced an initial public offering of a maximum of 2,500,000 common shares of beneficial interest in the Trust at $10 per common share, which is payable in full upon subscription, for proposed total gross proceeds of $25,000,000 (the Cash Offering). All of the common shares to be issued or sold by the Trust in the offering will be tradable without restriction under the Securities Act, but will be subject to certain restrictions designed to permit the Trust to qualify and maintain its status as a Real Estate Investment Trust under the Internal Revenue Code. The Cash Offering currently terminates on November 30, 1999, but is being amended to extend to May 31, 2000.


         EXCHANGE OFFERING

         The Operating Partnership has registered up to 2,500,000 units of limited partnership interest ("Units") under the Securities Act of 1933, as amended (the "Act") for issuance in connection with an exchange offering (the "Exchange Offering"). The Commission declared the registration effective on November 9, 1999. In the Exchange offering, the Operating Partnership will offer to issue the Units, which have an initial assigned value of $ 25,000,000 in exchange for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or mortgage interests in one or more residential apartment properties. The Operating Partnership will commence the Exchange Offering as soon as practicable. The Exchange Partnerships are managed by corporate general partners which are affiliated with one of the founders of the Operating Partnership, who is the sole stockholder and director of the Managing Shareholder of the Trust.


         The number of Units being offered in exchange for the limited partnership interests in the Exchange Partnerships is based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit has been arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share currently being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding will be substantially identical since Unit holders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares being offered by the Trust in the Cash Offering) have been registered with the Commission.


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


         OPERATING PARTNERSHIP LIMITED PARTNERSHIP UNITS

         In connection with the formation of the Trust and the Operating Partnership, the Original Investors each subscribed for 601,080 limited partnership units of the Operating Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. If the Cash Offering and the Exchange Offering are fully subscribed, those Units would represent 19% of the total Common Shares outstanding after completion of the Cash Offering and exchange by the Operating Partnership of 2,500,000 of its Units for units of limited partnership interest in real estate limited partnerships (including any exchange pursuant to the Exchange Offering), calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares. If, however, as of November 30, 1999 (being amended to extend to May 31, 2000), the Cash Offering and/or the Exchange Offering has been completed and the number of Units subscribed for by each Original Investment represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares, each Original Investor has agreed to return any excess Units to the Operating Partnership for cancellation. The Original Investors have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

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


         Based upon the total Common Shares outstanding as of September 30, 1999, the Original Investors would be entitled to exchange their limited partnership units for a net amount of 154,056 (three months ended September 30, 1999) or 139,314 (nine months ended September 30,
         1999) Common Shares. These equivalent common shares have been taken into consideration in the calculation of net loss per share on an as-converted basis (see Note 4).

         NOTE 4.  NET LOSS PER SHARE


         The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.


         Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common stock equivalents in the weighted average shares outstanding has not been presented as it is anti-dilutive for the three months ended September 30, 1999.

         The components used in calculating basic net loss per share are as follows:

                                                                          Weighted
                                                                           Average          Loss
                                                        Net Loss           Shares         Per Share
                                                       ----------          --------       -----------
                  Three months ended
                  September 30, 1999                  $  (236,061)         656,764          $ (.36)
                                                      ===========          =======         ========
                  Nine months ended
                  September 30, 1999                  $(1,171,514)         593,918          $(1.97)
                                                      ===========          =======         ========


         Assuming that the Original Investors had exchanged their limited partnership units for an equivalent net amount of 154,056 (for the three months ended September 30, 1999) or 139,314 (for the nine months ended September 30, 1999) Common Shares, the net loss per share on an as-converted basis would have been $.29 (for the three months ended September 30, 1999) and $1.60 (for the nine months ended September 30,
         1999) per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto.


         FORWARD LOOKING STATEMENTS


         This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Registrant's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis or Plan of Operation, as well as those discussed elsewhere in this Report and from time to time in the Registrant's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Registrant does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Registrant does update one or more forward-looking statements, investors and others should not conclude that the Registrant will make additional updates with respect thereto or with respect to other forward-looking statements.


         PLAN OF OPERATION


         The Registrant and Baron Capital Properties, L.P. (the "Operating Partnership") (which conducts all of the Registrant's real estate operations and holds title to all of its real estate assets and of which the Registrant is the sole general partner and a limited partner) commenced operations in February 1998. Since June 1998, the Operating Partnership has applied net proceeds of the Registrant's Cash Offering to acquire property interests. In June 1998, the Operating Partnership acquired beneficial ownership of a 67-unit residential apartment property located in Kissimmee, Florida known as the Heatherwood Apartments - Phase I. The purchase price for the acquisition was $830,000. In July 1998, the Operating Partnership acquired beneficial ownership of an 80-unit residential apartment property located in Lakeland, Florida known as the Crystal Court Apartments - Phase II. The purchase price for the acquisition was $704,000.


         In July 1998, the Operating Partnership also acquired a limited partnership interest (less than 4% in each case) in 13 real estate limited partnerships, including certain of the Exchange Partnerships, managed by affiliates of Mr. McGrath (a founder and Chief Executive Officer of the Registrant and the Operating Partnership) in consideration of a capital contribution ranging from $2,900 to $83,300 in each such partnership (aggregate amount approximately $341,000). These various partnerships will be accounted for on the cost method since their respective ownership interests represent less than 20% of the equity ownership therein. In addition, the partnerships will periodically assess the realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.


         In September 1998, the Operating Partnership acquired beneficial ownership of a 50-unit residential apartment property located in New Smyrna Beach, Florida known as the Riverwalk Apartments. The purchase price for the acquisition was $700,000. In September 1998, the Registrant entered into an agreement to acquire two luxury residential apartment properties (total 652 units) in Louisville and Burlington, Kentucky upon the completion of construction for an aggregate purchase price in the range of approximately $41,000,000 to $43,000,000. In connection therewith, the Registrant agreed to co-guarantee (along with Mr. McGrath), for a period of 60 days (plus any extensions which may be granted), up to $3,000,000 of the development portion of long-term construction loans to be made by an institutional lender to three development companies controlled by Mr. McGrath in connection with the development and construction of the two residential apartment properties and a shopping center in Burlington, Kentucky.


         Between October 1998, and September 1999, the Operating Partnership acquired an approximately 40% limited partnership interest in a limited partnership which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky known as Alexandria Apartments. The aggregate purchase price for the acquired partnership interest was $1,285,000. An affiliate of Mr. McGrath sold the partnership interest to the Operating Partnership and also serves as the limited partnership's managing general partner. One hundred twelve of the 168 residential units (approximately 67%) have been completed and are in the rent-up stage.


         The Registrant and the Operating Partnership intend to continue to acquire similar property interests using proceeds from the Registrant's Cash Offering, securities of the Registrant and the Operating Partnership, including Units registered in connection with the Operating Partnership's proposed Exchange Offering described below, and available operating cash flow and financing from other sources.


         The operating results of the Registrant and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or Subordinated Mortgage Interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Registrant and the Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.


         The target metropolitan markets and sub-markets have benefited in recent periods from demographic trends (including population and job growth) which increase the demand for residential apartment units, while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels significantly below construction activity in prior years. Consequently, rental rates for residential apartment units have increased at or above the inflation rate for the last two years and are expected to continue to experience such increases for the next 18 months based on market statistics made available to management of the Registrant in terms of occupancy rates, supply, demographic factors, job growth rates and recent rental trends. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for residential apartment properties have generally increased at approximately the rate of inflation for the past three years and are expected to increase at the rate of inflation for the next 18 months.


         The Registrant believes that known trends, events or uncertainties which will or are reasonably likely to affect the short-term and long-term liquidity and current and future prospects of the Registrant and the Operating Partnership include the performance of the economy and the building of new apartment communities. Although the Registrant cannot reliably predict the effects of these trends, events and uncertainties on the property investments of the Registrant and the Operating Partnership as a whole, some of the reasonably anticipated effects might include downward pressure on rental rates and occupancy levels.


         Generally, there are no seasonal aspects of the operations of the Registrant or the Operating Partnership which might have a material effect on their financial condition or results of operation. However, for the last 36 months, one 60-unit student housing property owned by one of the Exchange Partnerships involved in the proposed

         Exchange Offering has had an average occupancy rate of 93% for nine months of the year and 40% for the remaining three months of the year.


         The Registrant and the Operating Partnership have the ability to satisfy their cash requirements for the foreseeable future. However, it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals. The Registrant and the Operating Partnership intend to investigate making an additional public or private offering of Common Shares and/or Units within the 12-month period following the commencement of the proposed Exchange Offering.


         The Registrant and the Operating Partnership expect no material change in the number of employees over the next 12 months.


         EXCHANGE OFFERING


         The Operating Partnership has registered up to 2,500,000 units of limited partnership interest ("Units") under the Securities Act of 1933, as amended for issuance in connection with an exchange offering (the "Exchange Offering"). The Commission declared the registration effective on November 9, 1999. In the Exchange Offering, the Operating Partnership will offer to issue the Units, which have an initial assigned value of $25,000,000, in exchange for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or mortgage interests in one or more residential apartment properties. The Operating Partnership will commence the Exchange Offering as soon as practicable. The Exchange Partnerships are managed by corporate general partners which are affiliated with one of the founders of the Registrant and the Operating Partnership, who is the sole stockholder and director of the Managing Shareholder of the Registrant.


         Offerees who accept the Exchange Offering will receive Units of the Operating Partnership. The holders of such Units will be entitled to exchange all or a portion of their Units for an equivalent number of Common Shares in the Registrant at any time and from time to time, so long as the exchange would not cause the seller to own in excess of 5.0% of the then outstanding Common Shares. Instead of the exchange, the Registrant has the right to cash out any holder of Units who requests an exchange. To facilitate these exchanges, the Registrant has registered 2,500,000 additional Common Shares (in addition to the 2,500,000 Common Shares being offered in the Cash Offering) for issuance to holders of Units who in the future request the Registrant to issue Common Shares in exchange for Units.

         YEAR 2000


         The computer systems of the Registrant and the Operating Partnership have been tested for year 2000 problems and the Registrant and the Operating Partnership believe that such systems are year 2000 compatible. It is possible, however, that certain computer systems or software products of their suppliers may experience year 2000 problems and that such problems could adversely affect them. The Registrant and the Operating Partnership are in the process of inquiring as to the progress of its principal suppliers in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches. However, there can be no assurance that the Registrant and the Operating Partnership will identify the future date-handling problems of their suppliers in advance of the occurrence of such problems, or that such parties will be able to successfully remedy any problems that are discovered. With respect to their own computer systems, the Registrant and the Operating Partnership intend to upgrade their principal operating computer software to the most recent available revision sold by their software supplier, which the supplier has represented to be year 2000 compliant. The Registrant and the Operating Partnership believe that such upgrade will identify and solve those year 2000 problems that could affect their operating software and can be accomplished before the year 2000 at a reasonable cost. The failure to identify and solve all year 2000 problems affecting their business could have an adverse effect on the business, financial condition and results of operations of the Registrant and the Operating Partnership.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              The Registrant is a claimant in the Georgia Pacific class action law suit.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              The Registrant's Form SB-2 Registration Statement (the "Registration Statement") (Commission file number 333-35063) was declared effective by the Commission on May 15, 1998. On May 18, 1998, the Registrant commenced its public offering (the "Offering") of common shares of beneficial interest in the Registrant ("Common Shares"), the class of securities registered. On June 2, 1999, the Registrant filed Post-Effective Amendment No. 1 (the "Amendment") to the Registration Statement, which the Commission declared effective on June 11, 1999. The Registrant's Offering is currently ongoing.

              The name of the managing underwriter of the Offering is Sigma Financial Corporation. The amount of Common Shares registered is 2,500,000 shares. The offering price per Common Share is $10.00, and the aggregate price of the offering amount registered is $25,000,000. As of the date of this report, 673,441 Common Shares have been sold in the Offering, for an aggregate offering price of $6,734,413.

              From the effective date of the Registration Statement through September 30, 1999, the following expenses have been incurred for the Registrant's account in connection with the issuance and distribution of the registered Common Shares:

              Underwriting discounts and commissions:                    $531,745 (plus five-year warrants to
                                                                         acquire 34,568 Common Shares at an
                                                                         exercise price of $13.00 per share)

             Finder's Fees:                                              $0

             Expenses Paid to or for Underwriter:                        $0

             Other Expenses (reimbursement for advisory
             and investment expenses):                                   $426,256

                    Total Expenses:                                      $958,001



              Of such expense payments, $407,019 were made directly to Baron Advisors, Inc., the Managing Shareholder of the Registrant. The remaining payments of $550,982 were made directly or indirectly to others. The net offering proceeds to the Registrant after deducting the foregoing total expenses were $5,773,412.


              From the effective date of the Registration Statement through September 30, 1999, the net offering proceeds to the Registrant were used for the following purposes:


              Improvements to buildings and facilities:                    $0

              Purchase and installation of equipment:                      $0

              Repayment of indebtedness:                                   $0

              Working capital:                                             $696,172

              Temporary investments:                                       $0

              Investment in Baron Capital Properties, L.P. (the
              Operating Partnership)                                       $5,077,240

              Other purposes for which 5% or more of net
              offering proceeds or $100,000 (whichever is less)
              have been used:                                              $0


              Of such net proceeds, $5,077,240 was directly contributed to the Operating Partnership in exchange for Units of limited partnership interest therein. The Operating Partnership will conduct all of the real estate operations of the Registrant and hold all of its real property assets. In September 1999, the Registrant made a return of capital to Shareholders in the amount of $102,351.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None


ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) No exhibits attached.

              (b) The Registrant did not file any Current Reports on Form 8-K during the quarter for which this Report is filed.

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 1999

                                          BARON CAPITAL TRUST

                                          By: /s/  GREGORY K. MCGRATH
                                              ---------------------------------
                                              Gregory K. McGrath
                                              Chief Executive Officer


                                          By: /s/  MARK L. WILSON
                                              ---------------------------------
                                              Mark L. Wilson
                                              Chief Financial Officer