Form 10KSB/A
period 1999-12-31
BARON CAPITAL TRUST
filed 2000-04-25
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     The Trust, indirectly through the Operating Partnership, intends to acquire, own, operate, manage and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. To this end, in April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering to acquire equity interests in 23 real estate partnerships, which directly or indirectly own equity and/or debt interests in 26 residential apartment properties located in the southeast and mid-west United States. (See "Brief Description of Properties - Exchange Offering" below). The Trust is the sole general partner of the Operating Partnership and , as of March 31, 2000, owned 694,156 Operating Partnership Units, representing approximately 36.6% of the then outstanding Units. The exchange offering was completed on April 7, 2000, and following its completion, the Trust owned 694,456 Units, representing approximately 16.0% of the then outstanding Units.

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

Distributions

     In 1998 and 1999, the Trust declared and paid $72,159 and $270,348, respectively, of distributions on its outstanding Common Shares. The Trust's ability to make future distributions will be determined by the net cash flow it has available to make distributions.

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


------------------------------------------------------------------------------------------------------------------------------------
Exhibit Number                 Description
------------------------------------------------------------------------------------------------------------------------------------
            3.1*               Certificate of Business Trust Registration of the Registrant (incorporated herein by reference to
                               Exhibit 3.1 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on September 5, 1997).
------------------------------------------------------------------------------------------------------------------------------------
            3.2*               Amended and Restated Declaration of Trust for the Registrant made as of August 11, 1998
                               (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form S-4
                               Registration Statement of Baron Capital Properties, L.P. filed with the Securities and Exchange
                               Commission on September 22, 1998 (Registration No. 333-55753)).
------------------------------------------------------------------------------------------------------------------------------------
            3.3*               Form of by-laws of the Registrant (incorporated herein by reference to Exhibit 3.3 to Amendment No.
                               3  to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and
                               Exchange Commission on May 15, 1998).
------------------------------------------------------------------------------------------------------------------------------------
            4.1*               Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and
                               Exchange Commission on April 24, 1998).
------------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------
            10.8*              Founders' Subscription Agreement (incorporated herein by reference to Exhibit 10.5 to Amendment
                               No. 2 to the Form S-4 Registration Statement of Registrant filed with the Securities and
                               Exchange Commission on January 29, 1999).
------------------------------------------------------------------------------------------------------------------------------------
            10.9*              First Amendment to Amended and Restated Security Escrow Agreement, dated April 30, 1999
                               (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Form S-4
                               Registration Statement of Registrant filed with the Securities and Exchange Commission on
                               June 2, 1999).
------------------------------------------------------------------------------------------------------------------------------------
            10.10*             Amendment  to Founders'  Subscription  Agreement, dated  April  30,  1999  (incorporated  herein by reference  to  Exhibit 10.7 to  Amendment  No. 4 to the Form S-4  Registration  Statement of
                               Registrant filed with the Securities and Exchange Commission on June 2, 1999)
------------------------------------------------------------------------------------------------------------------------------------
            21**               Subsidiaries of the Registrant

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

                                                       BARON CAPITAL TRUST

April 25, 2000                                By:      /s/ Gregory K. McGrath
                                                       ----------------------
                                                       Gregory K. McGrath
                                                       Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                        Date

/s/ Gregory K. McGrath     Chief Executive Officer               April 25, 2000
----------------------     (Principal Executive Officer)
Gregory K. McGrath