Form 10QSB
period 2000-03-31
BARON CAPITAL TRUST
filed 2000-05-22
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


     (Mark One)

        [X]    QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Yes [X]    No [_]

As of the date of this Report, the Registrant has outstanding 699,076 common shares of beneficial interest ("Common Shares"), its only class of common equity.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          See the following pages.

                               BARON CAPITAL TRUST


                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheets                                                         F-2

   Statements of Operations                                               F-3

   Statements of Cash Flows                                             F-4-F-5

   Notes to Financial Statements                                        F-6-F-15

                               BARON CAPITAL TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,          December 31,
                                                                                         2000                 1999
                                                                                      -----------         ------------
                                                                                      (Unaudited)
                                      ASSETS
Rental Apartments:
   Land                                                                               $ 1,178,693          $ 1,178,693
   Depreciable property                                                                 6,189,095            6,189,095
                                                                                      -----------          -----------
                                                                                        7,367,788            7,367,788
   Less accumulated depreciation                                                        1,488,141            1,453,177
                                                                                      -----------          -----------
                                                                                        5,879,647            5,914,611

Investments in Partnerships                                                               893,130              930,970

Cash and Cash Equivalents                                                                  50,439               33,774
Restricted Cash                                                                            80,786               52,089
Reimbursed Administrative Expenses Receivable, Affiliates                                  35,284               36,997
Due From Managing Shareholder                                                                --                 14,783
Other Receivables                                                                           3,724                3,724
Advances to Affiliates                                                                       --                  5,141
Other Property and Equipment                                                              137,055              134,981
Other Assets                                                                              163,086              209,128
                                                                                      -----------          -----------
                                                                                      $ 7,243,151          $ 7,336,198
                                                                                      ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                                  $ 4,263,480          $ 4,278,117
   Accounts payable and accrued liabilities                                             1,238,492            1,295,092
   Note payable                                                                           100,000              100,000
   Notes payable, affiliates                                                               52,000               50,000
   Capital lease obligation                                                                42,369               42,369
   Security deposits                                                                       43,066               40,308
                                                                                      -----------          -----------
         Total liabilities                                                              5,739,407            5,805,886
                                                                                      -----------          -----------


Shareholders' Equity:
   Common shares of beneficial interest, no par value; 2,500,000
   shares authorized; 694,156 and 675,086 shares issued and outstanding                 6,846,720            6,616,806
Deficit                                                                                (5,000,469)          (4,743,987)
Distributions                                                                            (342,507)            (342,507)
                                                                                      -----------          -----------

         Total shareholders' equity                                                     1,503,744            1,530,312
                                                                                      -----------          -----------
                                                                                      $ 7,243,151          $ 7,336,198
                                                                                      ===========          ===========


           See notes to condensed consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three                    Three
                                                                         Months                   Months
                                                                          Ended                   Ended
                                                                        March 31,                March 31,
                                                                          2000                     1999
                                                                        ---------               ---------
                                                                       (Unaudited)             (Unaudited)
Revenues:
   Property:
      Rental                                                            $ 267,668               $ 257,350
      Equity in net loss of unconsolidated partnership                    (37,840)                 (3,426)
   Interest and other income                                               25,540                   5,227
                                                                        ---------               ---------
                                                                          255,368                 259,151
                                                                        ---------               ---------

Real Estate Expenses:
   Depreciation                                                            40,825                  36,453
   Interest                                                                85,459                  73,186
   Repairs and maintenance                                                 25,809                  17,476
   Personnel                                                               16,672                  29,040
   Property taxes                                                          19,904                  20,596
   Property insurance                                                       5,360                   7,206
   Utilities                                                               13,374                  11,551
   Other                                                                    5,860                   9,214
                                                                        ---------               ---------
                                                                          213,263                 204,722
                                                                        ---------               ---------

Administrative Expenses:
   Personnel, including officer's compensation                            159,618                 227,161
   Professional services                                                  161,120                 152,583
   Other                                                                  (22,151)                129,323
                                                                        ---------               ---------
                                                                          298,587                 509,067
                                                                        ---------               ---------

      Total expenses                                                      511,850                 713,789
                                                                        ---------               ---------

Net Loss                                                                $(256,482)              $(454,638)
                                                                        =========               =========

Net Loss Per Share                                                      $   (0.37)              $   (0.87)
                                                                        =========               =========


            See notes to condensed consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Three               Three
                                                                                         Months              Months
                                                                                         Ended               Ended
                                                                                        March 31,          March 31,
                                                                                          2000               1999
                                                                                       ---------           ---------
                                                                                      (Unaudited)         (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                            $(256,482)          $(454,638)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Equity in net loss of unconsolidated partnership                                 37,840               3,426
         Credit for estimated fair value of services performed by officer                 54,270                --
         Depreciation                                                                     40,825              41,267
         Changes in operating assets and liabilities:
         (Increase) decrease in operating assets:
            Other receivables                                                             14,783             (19,642)
            Reimbursed administrative expenses receivable                                  1,713                --
            Other assets                                                                  46,042              15,437
          Increase (decrease) in operating liabilities:
            Accounts payable and accrued liabilities                                     (56,600)            (95,963)
            Security deposits                                                              2,758               2,529
                                                                                       ---------           ---------
               Net cash used by operating activities                                    (114,851)           (507,584)
                                                                                       ---------           ---------

Cash Flows from Investing Activities:
   Investments in partnerships                                                              --              (675,000)
   Purchases of other property and equipment                                              (7,935)            (30,421)
   Repayment of advances to affiliates                                                     5,141                --
   Increase in restricted cash                                                           (28,697)             (2,345)
                                                                                       ---------           ---------
               Net cash used in investing activities                                     (31,491)           (707,766)
                                                                                       ---------           ---------


           See notes to condensed consolidated financial statements.

                               BARON CAPITAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                               Three                  Three
                                                                               Months                 Months
                                                                               Ended                  Ended
                                                                             March 31,               March 31,
                                                                               2000                   1999
                                                                            -----------            -----------
                                                                            (Unaudited)            (Unaudited)
Cash Flows from Financing Activities:
   Proceeds from sale of common shares of beneficial interest                   175,644              1,132,402
   Distributions paid                                                              --                  (74,182)
   Proceeds from notes payable, affiliates                                        2,000                   --
   Payments on mortgages payable                                                (14,637)                (9,908)
                                                                            -----------            -----------
                                                                                163,007              1,048,312
                                                                            -----------            -----------

Net Decrease in Cash and Cash Equivalents                                        16,665               (167,038)

Cash and Cash Equivalents, Beginning                                             33,774                177,299
                                                                            -----------            -----------

Cash and Cash Equivalents, Ending                                           $    50,439            $    10,261
                                                                            ===========            ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                $    85,459            $    73,186
                                                                            ===========            ===========


           See notes to condensed consolidated financial statements.

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

               The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for the period presented, have been made.

               Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Trust's financial statements and notes thereto included in the Trust's December 31, 1999 Form 10-KSB. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

          Organization and Capitalization

               Baron Capital Trust (the "Trust") was organized as a business trust in Delaware on July 31, 1997. The Trust and its affiliate, Baron Capital Properties, L.P. (the "Operating Partnership" or the "Partnership"), a Delaware limited partnership, have been organized to acquire equity interests in residential apartment properties located in the United States and to provide or acquire debt mortgage loans secured by such types of property.

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

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 2.   BASIS OF PRESENTATION

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Trust will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for 1999 and 1998, the Trust incurred net losses of $3,166,937 and $1,577,060 and negative cash flows from operations of $1,022,587 and $1,408,715, respectively, and for the three months ended March 31, 2000 had a net loss of $ 256,482, and has limited liquid resources as of March 31, 2000. The auditors' report for the year ended December 31, 1999 was modified to express a substantial doubt about the Trust's ability to continue as a going concern.

               Management's   plans  to  continue  its   operations  and  become
               profitable encompass the following:

               o The Trust plans to continue to raise capital through its Cash Offering, which has been extended to May 31, 2000 and also intends to make additional public or private offerings of common shares and/or Operating Partnership units within the 12 month period following the commencement of the proposed Exchange Offering, whose registration became effective on November 9, 1999.

               o The Trust, through its Operating Partnership, intends to continue to acquire rental properties using proceeds from the Trust's Cash Offering and in the Exchange Offering described in Note 5. The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or subordinate mortgage interest. Operating results in respect of equity interests will be substantially influenced by the demand and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

               o See Note 7 regarding the completion of the Exchange Offering on April 7, 2000 under which the Trust, through the Operating Partnership, acquired additional interests in residential apartment properties.

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

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.   COMMITMENTS AND CONTINGENCIES

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

               In connection with the transaction and in exchange for certain benefits described below, the Trust agreed to co-guarantee (along with the chief executive officer), up to 35% (or approximately $12,500,000) of the development portion of long-term construction loans with an aggregate principal amount of up to $36,000,000 to be provided by a bank to the development companies. As of March 31, 2000, approximately $6,150,000 of such loans had been drawn down, resulting in outstanding guarantees of approximately $2,150,000. Subject to the fulfillment of certain closing and funding conditions, the construction loans will be made to the development companies in connection with the development and construction of the two apartment properties and of an 111,000 square foot shopping center being developed in Burlington, Kentucky. The interest rates on the construction loans range from 7.36% to 7.52%. The Trust also agreed that, if the loans were not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loans or arrange for a third party to do so. The construction loans are expected to be replaced by a long-term credit facility.

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

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.   COMMITMENTS AND CONTINGENCIES (Continued)

          Officers' Compensation

               A founder of the Trust and the Operating Partnership serves as Chief Executive Officer of the Trust, the Operating Partnership and the Managing Shareholder. He has agreed to serve a Chief Executive Officer for the first year in exchange for compensation in the form of common shares of the Trust or units of the Operating Partnership in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust. During 1999 and 1998, no common shares of the Trust or units of the Operating Partnership were issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $54,250 has been made in the accompanying financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for the first quarters of 1999 and 2000. This amount has been charged to compensation expense, with corresponding credits to partners' capital. This estimate of the fair value of such services was determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

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

          Underwriting Agreement

               In connection with the Cash Offering, the Trust issued to Sigma Financial Corporation (the Underwriter), warrants to purchase an amount equal to 8.5% of the number of Common Shares sold on a best effort basis, by the Underwriter and participating broker-dealers selected by the Underwriter and the Trust. The warrants may be purchased at any time and from time to time through May 15, 2003 at an exercise price of $13 per warrant share. The Trust has reserved 212,500 shares under the
               Underwriting Agreement, which represents 8.5% of the 2,500,000 shares offered in the Cash Offering. As of March 31, 2000, the Underwriter has the option to purchase up to 57,613 shares at $13 per share.

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.   RELATED PARTY TRANSACTIONS

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

               The Trust will reimburse the Managing Shareholder for all Trust expenses in an amount not to exceed 2% of gross proceeds from the sale by the Trust of common shares in the Trust's initial offering. Under the Trust Management Agreement, the Trust will reimburse the Managing Shareholder, on a monthly basis during the term of the agreement, for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount up to the sum of 1% of the gross proceeds from the sale by the Trust of common shares in the Trust's initial offering, and 1% of the initial assigned value for each unit of limited partnership interest ("Unit") in the Operating Partnership issued in connection with a proposed Exchange Offering of Units as contemplated in the Trust's Prospectus. The Managing Shareholder in its sole discretion may elect to receive payment for its service in the form of common shares with an equivalent value. The Trust will also reimburse the Managing Shareholders for expenses incurred prior to and during the Cash Offering in investigating and evaluating investment opportunities and assisting the Trust in consummating its investments in an amount not to exceed 4% of the gross proceeds from the sale by the Trust of common shares in the Trust's initial offering for the Managing Shareholder's services.

          Reimbursed Administrative Expenses

               The Partnership shares certain administrative expenses with a number of other partnerships that are related to the Partnership by means of a common person who is the sole stockholder and officer of the general partner of these partnerships and an officer of the general partner of the Partnership. These administrative expenses are allocated as described below, and the allocated expenses are reimbursed to the Partnership by these other partnerships. The allocation of the costs was determined based upon an analysis of those administrative costs directly associated with or reasonably allocated to the activities of each entity. Personnel costs were allocated based upon estimates of the time devoted by individual employees to each entity's activities on a monthly basis. Other administrative costs were allocated on a direct basis to the extent practicable, and the balance on a pro rata basis. In the

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4.   RELATED PARTY TRANSACTIONS (Continued)

               opinion of management, the method used to allocate costs to all of the entities was considered to be reasonable under the circumstances.

               During the three months ended March 31, 2000 and 1999, the Partnership was reimbursed approximately $206,174 and $196,000, respectively, for administrative expenses, which have been presented as a reduction of the specific related category of administrative expenses in the accompanying financial statements.

NOTE 5.   SHAREHOLDERS' EQUITY

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

               The number of Units being offered in exchange for the limited partnership interests in the Exchange Partnerships will be based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit has been arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share currently being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding will be substantially identical since Unit holders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.   SHAREHOLDERS' EQUITY (Continued)

          Exchange Offering (Continued)

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

               See Note 7 regarding the completion of the Exchange Offering on April 7, 2000 under which the Trust, through the Operating Partnership, acquired additional interests in residential apartment properties.

          Operating Partnership Limited Partnership Units

               In connection with the formation of the Trust and the Operating Partnership, the Original Investors each subscribed for 601,080 limited partnership units of the Operating Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. If the Cash Offering and the Exchange Offering are fully subscribed, those Units would represent 19% of the total Common Shares outstanding after completion of the Cash Offering and exchange by the Operating Partnership of 2,500,000 of its Units for units of limited partnership interest in real estate limited partnerships (including any exchange pursuant to the Exchange Offering), calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares. If, however, as of May 31, 2000, the Cash Offering and/or the Exchange Offering has been completed and the number of Units subscribed for by each Original Investment represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust)

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.   SHAREHOLDERS' EQUITY (Continued)

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

               After the exchange with the limited partners and assignment of economic rights of the general partner, the Operating Partnership will control the participating Exchange Partnerships by virtue of its ownership of at least 90% of the limited partnership interests therein, which will provide the Operating Partnership the ability to remove the general partner under the provisions of the limited partnership agreements that limited partners holding over 50% of total partnership interest have the right to remove the general partner.

          Distributions

               There were no distributions in the three months ended March 31, 2000.

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.   NET LOSS PER SHARE

               The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

               Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common stock equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for both the three months ended March 31, 2000 and 1999.

               The components used in calculating basic net loss per share are as follows:


                                                          Weighted
                                                          Average        Loss
                                          Net Loss         Shares      Per Share
                                         ---------       ---------     ---------

Three Months Ended March 31, 2000        $(256,482)        694,156       $(.37)
                                         =========       =========      =====

Three Months Ended March 31, 1999        $(454,638)        522,495       $(.87)
                                         =========       =========      =====

NOTE 7.   COMPLETION OF EXCHANGE OFFERING

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

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.   COMPLETION OF EXCHANGE OFFERING (Continued)

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

          The following discussion should be read in conjunction with the Consolidated Financial Statements of Baron Capital Trust (the "Registrant" or the "Trust") and the Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

          Forward-looking Statements

          This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Trust's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this Management's Discussion and Analysis or Plan of Operation section of this Report, as well as those discussed elsewhere in this Report and from time to time in the Trust's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

          Results of Operations

          The Trust commenced operations in the first half of 1998. The Trust and its affiliate, Baron Capital Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, constitute an affiliated real estate company which has been organized to acquire equity interests in residential apartment properties located in the United States and/or to provide or acquire mortgage loans secured by such types of property. The Operating Partnership conducts all of the Trust's real estate operations and holds all direct or indirect property interests acquired. The Trust is the sole general partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. As of May 12, 2000, the Trust owned 699,076 Operating Partnership Units, representing approximately 37% of the then outstanding Units.

          As described below in this Report, in May 1998, the Trust commenced an offering of up to 2,500,000 shares of beneficial interest in the Trust at a purchase price of $10.00 per share (maximum proceeds of $25,000,000). The offering is scheduled to be terminated on May 31, 2000. As of May 12, 2000, the Trust had sold and/or issued to the public 699,066 Common Shares for an aggregate purchase price of $ 6,990,663, and the Trust intends to continue to sell Common Shares through the termination of the Cash Offering.

          Through the Operating Partnership, the Trust started acquiring interests in properties including the entire limited partnership interests in Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; and Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998. In July 1998 it acquired a limited partnership interest in 13 real estate limited partnerships managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust and the Operating Partnership). During 1998 and 1999, the Trust acquired limited partnership interests in Alexandria Apartments which totaled 40% as of December 31, 1999 and remained unchanged as of March 31, 2000. The Alexandria Apartments are a 168-unit residential apartment property under construction in Alexandria, Kentucky. Ninety-six of the 168 residential units (approximately 57%) have been completed as of March 31, 2000 and are in the rent-up stage. Eighty-seven of the completed units have been rented. The Trust has also entered into an agreement under which, subject to certain conditions, it will acquire two residential apartment properties (totaling 652 units) under development in Burlington and Louisville, Kentucky upon completion of construction.

          In addition, in April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,434,274 registered units of limited partnership interest in the Operating Partnership (the "Operating Partnership Units") (with an initial assigned value of $24,342,740) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States. Holders of Operating Partnership Units (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares of the Trust, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions.

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

          Operations for the Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999 and Consolidated Balance Sheets as of March 31, 2000 Compared to December 31, 1999

          Total Assets for the Trust at March 31, 2000 were $7,243,151, representing a 1% decrease in Total Assets of $ 93,047 compared to December 31, 1999. The decrease was principally due to depreciation and reductions in other assets. Total Liabilities for the Trust at March 31, 2000 were $ 5,739,407, representing a 1% decrease in Total Liabilities of $ 66,479 compared to December 31, 1999. This decrease resulted principally from reductions of accounts payable. Shareholders' Equity for the Trust at March 31, 2000 was $1,503,744, representing a 2% decrease in Shareholders' Equity of $26,568 compared to December 31, 1999. The decrease was principally due to the first quarter 2000 net loss of $256,482.

          Revenues for the Trust in the quarter ended March 31, 2000 were $255,368, representing a 1% decrease in Revenues of $3,783 compared to the quarter ended March 31, 1999. Real Estate Expenses for the properties owned by the Trust in the quarter ended March 31, 2000 were $213,263, representing a 4% increase in Real Estate Expenses of $8,541 compared to the quarter ended March 31, 1999. The increase in Revenues and Real Estate Expenses was principally due to increased repairs and maintenance. Administrative Expenses in the quarter ended March 31, 2000 were $298,587, representing a 41% decrease in Administrative Expenses of $210,480 compared to the quarter ended March 31, 1999. The decrease in Administrative Expenses was principally due to reduced personnel costs and other office expenses.

          Liquidity and Capital Resources

          Net Cash Used by Operating Activities in the quarter ended March 31, 2000 was $114,851 representing a 77% decrease in Net Cash Used by Operating Activities of $392,733 compared to the quarter ended March 31, 1999. The decrease in Net Cash Used by Operating Activities was principally due to the reduction in net loss for the quarter. Net Cash Used in Investing Activities in the quarter ended March 31, 2000 was $31,491, representing a 96% decrease in Net Cash Used by Investing Activities of $676,275 compared to the quarter ended March 31, 1999. The decrease in Net Cash Used by Investing Activities was principally due to investments made in the Alexandria Apartments during the first quarter of 1999 which were not repeated in the first quarter of 2000. Cash Flow from Financing Activities in the quarter ended March 31, 2000 was $163,007, representing a 84% decrease in Cash Flow from

          Financing Activities of $885,305 compared to the quarter ended March 31, 1999. The decrease in Cash Flow from Financing Activities was principally due to reduced sales of common shares in the Trust's Cash Offering.

          The Trust plans to continue raising equity in its Cash Offering under its current prospectus dated June 11, 1999, as it may be amended or supplemented, through May 31, 2000. The net cash proceeds from the issuance of Common Shares in connection with the offering have been, and the net cash proceeds of any subsequent issuance of Common Shares will be, contributed by the Trust to the Operating Partnership in exchange for an equivalent number of Units in the Operating
          Partnership. The Trust is the sole general partner of the Operating Partnership and, as of May 12, 2000, owned 699,076 Operating
          Partnership Units, representing approximately 37% of the then outstanding Units.

          The Operating Partnership will use the future net cash proceeds of the Cash Offering, unissued units of limited partnership interest in the Operating Partnership or a combination of net cash proceeds and unissued units to acquire interests in residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of applicable fees and expenses.

          Because of the net losses of $3,166,927 and $1,577,060 in 1999 and 1998, respectively; the $975,305 in accounts payable owed to professionals in connection with the Exchange Offering as of December 31, 1999, and the limited liquid resources as of December 31, 1999, the Company's independent auditors included an explanatory paragraph in their auditors' report to reflect a going concern contingency. The completion in April 2000 of the Exchange Offering described above has, in the opinion of management, provided the critical mass necessary for profitable operations. The Company is negotiating with the firms who are owed accounts payable, and expects to receive extended payment terms and possible reductions of the amounts due. Distributions will be made by the Trust as cash flow allows, but will be negatively impacted as the open accounts payable are reduced.

          The Trust and the Operating Partnership intend to continue to acquire similar property interests using proceeds from the Trust's Cash Offering, securities of the Trust and the Operating Partnership, including Common Shares and Units, and available operating cash flow and financing from other sources.

          The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly own or acquire an equity or subordinated mortgage interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and the Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

          The target metropolitan markets and sub-markets have benefited in recent periods from demographic trends (including population and job growth) which increase the demand for residential apartment units, while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels significantly below construction activity in prior years. Consequently, rental rates for residential apartment units have increased at or above the inflation rate for the last two years and are expected to continue to experience such increases for the next 18 months based on market statistics made available to management of the Trust in terms of occupancy rates, supply, demographic factors, job growth rates and recent rental trends. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for residential apartment properties have generally increased at approximately the rate of inflation for the past three years and are expected to increase at the rate of inflation for the next 18 months. Changes in interest rates are not expected to materially impact operations, because the majority of the real estate mortgages have fixed interest rates, as do all of the inter-company loans.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Registrant is a claimant in the Georgia Pacific class action lawsuit. It is not a party to any other legal proceeding.

Item 2.   Changes in Securities and Use of Proceeds

          The Registrant's Form SB-2 Registration Statement (the "Registration Statement") (Commission file number 333-35063) was declared effective by the Commission on May 15, 1998. On May 18, 1998, the Registrant commenced its public offering (the "Offering") of common shares of beneficial interest in the Registrant ("Common Shares"), the class of securities registered. On June 2, 1999, the Registrant filed Post-Effective Amendment No. 1 (the "Amendment") to the Registration Statement, which the Commission declared effective on June 11, 1999. The Registrant's Offering is currently ongoing and is scheduled to terminate on May 31, 2000.

          The name of the managing underwriter of the Offering is Sigma Financial Corporation. The amount of Common Shares registered is 2,500,000 shares. The offering price per Common Share is $10.00, and the aggregate price of the offering amount registered is $25,000,000. As of the date of this Report, 699,076 Common Shares have been sold in the Offering, for an aggregate offering price of $6,990,763.

          From the effective date of the Registration Statement through March 31, 2000, the following expenses have been incurred for the Registrant's account in connection with the issuance and distribution of the registered Common Shares:

          Underwriting discounts and commissions:             $ 555,325 (plus five-year warrants to
                                                              acquire 59,241 Common Shares at an
                                                              exercise price of $13.00 per share)

          Finder's Fees:                                      $0

          Expenses Paid to or for Underwriter:                $0

          Other Expenses (reimbursement for advisory
          and investment expenses):                           $ 416,158

                               Total Expenses:                $ 971,483


          Of such expense payments, $ 416,158 were made directly to Baron Advisors, Inc., the Managing Shareholder of the Registrant. The remaining payments of $555,325 were made directly or indirectly to others. The net offering proceeds to the Registrant after deducting the foregoing total expenses were $ 5,969,744.

          From the effective date of the Registration Statement through March 31, 2000, the net offering proceeds to the Registrant were used for the following purposes:

          Improvements to buildings and facilities:                  $0

          Purchase and installation of equipment:                    $0

          Repayment of indebtedness:                                 $0

          Working capital:                                           $ 569,204

          Temporary investments:                                     $0

          Investment in Baron Capital Properties, L.P. (the
          Operating Partnership)                                     $ 5,400,540

          Other purposes for which 5% or more of net
          offering proceeds or $100,000 (whichever is less)
          have been used:                                            $0

          Of such net proceeds, $ 5,400,540 was directly contributed to the Operating Partnership in exchange for Units of limited partnership interest therein. The Operating Partnership will conduct all of the real estate operations of the Registrant and hold all of its real property assets.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27--Financial Data Schedule.

          (b) The Registrant did not file any Current Reports on Form 8-K during the quarter for which this Report is filed.

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2000

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