Form 10QSB
period 2000-06-30
BARON CAPITAL TRUST
filed 2000-12-22
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

Yes  [   ]    No [ X ]

As of the date of this Report, the Registrant has outstanding 702,076 common shares of beneficial interest ("Common Shares"), its only class of common equity.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              See following pages

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

                               BARON CAPITAL TRUST

                          INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheet                                                 F-2

   Statements of Operations                                      F-3

   Statement of Shareholders' Equity                             F-4

   Statements of Cash Flows                                      F-5

   Notes to Financial Statements                               F-6-F-15

                               Baron Capital Trust
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000


                                                                                      June 30,       December 31,
                                                                                        2000             1999
                                                                                        ----             ----
Assets:                                                                             (Unaudited)
Rental Apartments:

  Land                                                                              $  7,318,862     $  1,178,693
  Depreciable property                                                                32,249,572        6,189,095
                                                                                    ------------     ------------
                                                                                      39,568,434        7,367,788
  Less accumulated depreciation                                                       (6,414,750)      (1,453,177)
                                                                                    ------------     ------------
                                                                                      33,153,684        5,914,611

Investment In Partnerships                                                             4,277,246          930,970

Cash and Cash Equivalents                                                                127,372           33,774
Restricted Cash                                                                          762,969           52,089
Accrued Interest Receivable, Affiliate                                                 1,338,564           36,997
                                                                                            --             14,783
Other Receivables                                                                        113,798            3,724
Advances to Affiliates                                                                 6,251,905            5,141
Other Property and Equipment                                                             281,221          134,981
Other Assets                                                                             809,827          209,128
                                                                                    ------------     ------------
                                                                                       9,685,655          490,617
                                                                                    ------------     ------------
                                                                                    $ 47,116,585     $  7,336,198
                                                                                    ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgages payable                                                                   25,203,107        4,278,117
  Accounts payable and accrued liabilities                                             2,116,448        1,295,092
  Note payable                                                                           190,000          100,000
  Notes payable, affiliates                                                            3,778,779           50,000
  Capital lease obligation                                                                40,775           42,369
  Security deposits                                                                      227,066           40,308
                                                                                    ------------     ------------
      Total liabilities                                                               31,556,176        5,805,886

Commitments, Contingencies, Subsequent Events and Other Matters                             --               --

Minority Interest                                                                        536,900             --

Shareholders' Equity:
Common Shares of beneficial interest, no par value, 5,000,000 shares authorized;
702,076 and 675,086 shares issued and outstanding or
assumed to be issued as of June 30, 2000 and December 31, 1999 respectively           29,780,835        6,616,806
Distributions                                                                           (342,507)        (342,507)
Deficit                                                                              (14,414,819)      (4,743,987)
                                                                                    ------------     ------------
Total Shareholders' Equity                                                            15,023,509        1,530,312
                                                                                    ------------     ------------
                                                                                    $ 47,116,585     $  7,336,198
                                                                                    ============     ============

                See notes to consolidated financial statements.

                            BARON CAPITAL TRUST

                   CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2000 and June 30, 1999


                                                               Six               Six             Three             Three
                                                             Months             Months           Months            Months
                                                              Ended             Ended            Ended             Ended
                                                            June 30,           June 30,         June 30,          June 30,
                                                              2000               1999             2000              1999
                                                              ----               ----             ----              ----
                                                           (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
                                                           -----------       -----------       -----------      -----------
Revenue:
  Property:
     Rental                                               $  1,744,414      $    590,505      $  1,477,091      $    317,703
     Equity in net loss of unconsolidated partnership          (78,994)          (29,093)          (41,154)          (25,667)
  Interest and other income                                    368,479             1,037           342,939               654
                                                          ------------      ------------      ------------      ------------
                                                             2,033,899           562,449         1,778,876           292,690
                                                          ------------      ------------      ------------      ------------

Real Estate Expenses:
  Depreciation                                                 319,217            72,907           278,392            36,453
  Interest                                                     660,580           144,491           575,121            80,526
  Repairs and maintenance                                      237,806            37,727           211,997            18,176
  Personnel                                                    440,451            57,471           423,779            27,814
  Property Taxes                                               151,027            41,276           131,123            20,680
  Property Insurance                                            38,030            10,718            32,670             3,513
  Utilities                                                    185,657            29,601           172,283            16,714
  Other                                                        209,751           131,570           203,891            86,528
                                                          ------------      ------------      ------------      ------------
                                                             2,242,519           525,760         2,029,256           290,404
                                                          ------------      ------------      ------------      ------------

Provision for Property Impairment                            8,356,638              --           8,356,638              --
                                                          ------------      ------------      ------------      ------------

Administrative Expenses:
  Personnel, including officer's compensation                  535,461           465,509           375,843           132,711
  Professional services                                        249,539           258,889            88,419           188,187
  Other                                                        320,574           101,734           342,725            38,775
                                                          ------------      ------------      ------------      ------------

                                                             1,105,573           826,132           806,986           359,673
                                                          ------------      ------------      ------------      ------------


     Total expenses                                         11,704,730         1,351,892        11,192,880           650,077
                                                          ------------      ------------      ------------      ------------

Net Loss                                                  $ (9,670,832)     $   (789,443)     $ (9,414,004)     $   (357,387)
                                                          ============      ============      ============      ============

Net Loss per Common Share Basic and Diluted               $     (14.01)     $      (1.39)     $     (13.47)     $      (0.58)
                                                          ============      ============      ============      ============
Weighted Average Number of Common Shares Outstanding           690,306           567,840           698,947           614,813
                                                          ============      ============      ============      ============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the
                         Six Months ended June 30, 2000


                                                            SHARES       AMOUNT      DISTRIBUTIONS      DEFICIT          TOTAL
                                                            ------       ------      -------------      -------          -----
Balance, December 31, 1999                                  675,086   $  6,616,806    $  (342,507)   $ (4,743,987)    $  1,530,312

Proceeds from sale of common shares of
    beneficial interest, net of offering costs               26,990        230,118           --              --            230,118

Common Shares assumed to be issued net; (see Note 6,
Exchange Offering)                                        2,449,525     22,825,371           --              --         22,825,371

Net Loss                                                       --             --             --        (9,670,832)      (9,670,832)

Credit for estimated fair value of services
     performed by officer                                      --          108,540           --              --            108,540
                                                       ------------   ------------    -----------    ------------     ------------

Balance, June 30, 2000                                    3,151,601   $ 29,780,835    $  (342,507)   $(14,414,819)    $ 15,023,509
                                                       ============   ============    ===========    ============     ============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2000

                                                                             Six Months Ended
                                                                        June 30,           June 30,
                                                                          2000               1999
                                                                          ----               ----
                                                                       (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                            $(9,670,832)      $  (789,443)
  Adjustmnets to reconcile net loss to
   net cash used by operating activities:
     Provision for officers compensation                                  108,540              --
     Depreciation                                                         319,217            94,721
     Equity in net loss of unconsolidated partnership                      78,994            29,093
     Recognition of Provision for Impairment                            8,356,638
     Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
       Property management reimbursemnets                                  36,997            38,476
       Due from managing shareholder                                       14,783              --
       Other receivables                                                 (110,074)           80,984
       Other assets                                                       122,343           (30,894)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                           112,876           (14,178)
       Security Deposits                                                  186,758              (840)
                                                                      -----------       -----------
         Net cash used by operating activities                           (443,760)         (592,081)
                                                                      -----------       -----------


Cash Flows from Investing Activities:
  Investment in partnerships                                                9,318          (885,000)
  Cash distribution from partnerships                                     357,260            27,000
  Restricted Cash                                                         (40,664)             --
  Advances to afiliates                                                    27,109            10,750
  Other property and equipment                                           (146,240)          (10,073)
                                                                      -----------       -----------
          Net cash provided by (used in) investing activities             206,783          (857,323)
                                                                      -----------       -----------

Cash Flows from Financing Activities:
  Proceeds from the sale of common shares of beneficial interest          230,118         1,681,653
  Distributions paid                                                         --            (167,596)
  Proceeds from mortgage financing                                           --             273,499
  Notes payable affiliates                                                 89,141              --
  Payments on mortgages payable                                           (77,090)          (22,141)
  Proceeds from Notes Payable                                              90,000              --
  Payments on notes payable                                                  --            (275,000)
  Other                                                                    (1,594)           20,000
                                                                      -----------       -----------
          Net cash provided by financing activities                       330,575         1,510,415
                                                                      -----------       -----------

Net Increase in Cash and Cash Equivalents                                  93,598            61,011

Cash and Cash Equivalents, Beginning                                       33,774           243,498
                                                                      -----------       -----------

Cash and Cash Equivalents, Ending                                     $   127,372       $   304,509
                                                                      ===========       ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for mortgage and other interest                         $   660,580       $   144,491
                                                                      ===========       ===========

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

        The consolidated balance sheet as of June 30, 2000, consolidated statements of operations for the six months ended June 30, 2000 and 1999 and three months ended June 30, 2000 and 1999, the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the consolidated statement of shareholders' equity for the six months ended June 30, 2000 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for the period presented, have been made. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

      Organization and Capitalization

        Baron Capital Trust (the "Trust") was organized as a business trust in Delaware on July 31, 1997. The Trust and its affiliate, Baron Capital Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, have been organized to acquire equity interests in residential apartment properties located in the United States and to provide or acquire mortgage loans secured by such types of property.

        The Managing Shareholder of the Trust is Baron Advisors, Inc., a Delaware corporation which will manage the operations of the Trust and the Operating Partnership subject to the supervisory authority of the Board of the Trust over the activities of the Trust and the Operating Partnership and the Board's prior approval authority in respect of certain actions of the Trust and the Operating Partnership specified in the Declaration of Trust of the Trust (the "Declaration").

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

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2. BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Trust will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the six months ended June 30, 2000 and the year ended December 31, 1999 the Trust incurred net losses of $9,670,832 and $3,166,927 and negative cash flows from operations of $443,760 and $1,022,587. The auditors' report for the year ended December 31, 1999 was qualified to express substantial doubt about the Trust's ability to continue as a going concern.

        Management's plans to continue its operations and become profitable encompass the following:

        o The Trust plans to attempt to raise capital through additional public or private offerings of common shares and/or Operating Partnership units within the next 12 months.

        o The Trust, through its Operating Partnership, intends to continue to acquire rental properties with proceeds from any future public or private offering of common shares ("Common Shares") of beneficial interest in the Trust and/or units ("Units") of limited partnership interest in the Operating Partnership. The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or subordinate mortgage interest. Operating results in respect of equity interests will be substantially influenced by the demand and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

        o The Trust intends to review its entire portfolio of properties to determine the potential for restructuring and refinancing various first mortgage loans and to evaluate certain properties for possible sale due to recent performance that negatively impacts overall operating results. The Trust will also explore possible business combinations with other apartment owners that would give it the economies of scale and the size that it requires to list its Common Shares on a recognized securities exchange.

        o The Trust will also negotiate with the firms who are owed accounts payable for services performed in connection with the Exchange Offering of the Operating Partnership in order to extend payment terms and, where possible, to reduce the amounts due.

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

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

        adequate amounts of capital or that future operations will become profitable. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which has been deferred by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and amended by the issuance in June 2000 of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

        Historically, the Trust has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Trust does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

NOTE 4. COMMITMENTS AND CONTINGENCIES

      Contract to Purchase Additional Properties

        In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Gregory K. McGrath, a founder and the Chief Executive Officer of the Trust. One of the residential properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

        In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee up to 35% (or approximately $6,000,000) of existing long-term construction financing provided by KeyBank National Association ("KeyBank") in respect of the Burgundy Hills Property. As of December 15, 2000, approximately $5,300,000 of the loan had been drawn down, resulting in outstanding guarantees of approximately $1,900,000. The interest rate on the construction loan is KeyBank's prime rate (currently 9.25%) or the LIBOR rate plus 2%. The

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

        Trust also agreed that, if the loan is not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loan or arrange for a third party to do so.

        In September 2000, the Trust received notice from counsel to KeyBank that Burlington Residential, Ltd. ("Borrower"), the owner and developer of the Burgundy Hills Property, had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank has indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently negotiating a new long-term construction facility with another institutional lender to replace the KeyBank loan. The Borrower anticipates completion of the refinancing in the first quarter of 2001.

      Officers' Compensation

        A founder of the Trust and the Operating Partnership serves as Chief Executive Officer of the Trust and the Managing Shareholder. He agreed to serve as Chief Executive Officer for the first year in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust. During 1998 and 1999, no Common Shares or Units were issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Operating Partnership, a provision of $108,540 has been made in the accompanying financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for the first two quarters 2000. This amount has been charged to compensation expense, with corresponding credits to partners' capital. This estimate of the fair value of such services was determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

        The other founder of the Trust and Operating Partnership serves as the Chief Operating Officer of the Trust and the Managing Shareholder. His initial annual salary has been set at $100,000, in addition to benefits, and eligibility for participation in any Common Share option plan and bonus incentive compensation plan which may be implemented by the Trust.

      Underwriting Agreement

        In connection with the Cash Offering which terminated on May 31, 2000 (see "Note 6. Shareholders' Equity"), the Trust issued to Sigma Financial Corporation (the "Underwriter"), warrants to purchase Common Shares in an amount equal to 8.5% of the number of Common Shares sold on a best effort basis, by the Underwriter and participating broker-dealers selected by

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

        the Underwriter and the Trust. The warrants may be exercised at any time and from time to time through May 15, 2003 at an exercise price of $13 per warrant share. The Trust has reserved 59,676 Common Shares under the Underwriting Agreement, which represents 8.5% of the 702,076 Common Shares sold in the Cash Offering.

NOTE 5. RELATED PARTY TRANSACTIONS

      Trust Management Agreement

        The Trust has entered into a Trust Management Agreement with the Managing Shareholder under which the Managing Shareholder is obligated to provide management, administrative and investment advisory services to the Trust. The services to be rendered include, among other things, communicating with and reporting to investors, administering accounts, providing the Trust office space, equipment and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder is also responsible for determining which real estate investments and non-real estate investments (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) the Trust will make and for making divestment decisions, subject to the provisions of the Declaration. The Trust Management Agreement had an initial term of one year, has been renewed for two one-year periods, and may be extended following the expiration of its current term on a year-to-year basis on approval of the Board or a majority of the shareholders entitled to vote on such matter or a majority of the Independent Trustees.

        Under the Trust Management Agreement, the Trust will reimburse the Managing Shareholder, on a monthly basis during the term of the agreement, for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount up to the sum of 1% of the gross proceeds from the sale by the Trust of Common Shares in the Trust's Cash Offering, and 1% of the initial assigned value of each Unit in the Operating Partnership issued in connection with the Exchange Offering. The Managing Shareholder in its sole discretion may elect to receive payment for its service in the form of Common Shares with an equivalent value.

      Accrued Interest Receivable, Affiliates

        Certain of the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering hold subordinated notes due from limited partnerships controlled by Mr. McGrath. See "Note 6. Shareholders' Equity." These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of June 30, 2000 the Trust was due $1,338,564 on these notes.

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6. SHAREHOLDERS' EQUITY

      Cash Offering

        On May 15, 1998, pursuant to a registration statement on Form SB-2, the Trust commenced an initial public offering of a maximum of 2,500,000 Common Shares of beneficial interest in the Trust at $10 per Common Share (the "Cash Offering"). The Cash Offering, as amended, was terminated May 31, 2000. The Trust sold 702,076 Common Shares in the offering for an aggregate offering price of $7,020,763. All of the Common Shares issued by the Trust in the offering are tradable without restriction under the Securities Act, but are subject to certain restrictions designed to permit the Trust to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code. The Common Shares are not listed for trading on any stock exchange, and no market currently exists for the Common Shares.

      Exchange Offering

        In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Operating Partnership Units (with an initial assigned value of $24,495,249) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is the Chief Executive Officer of the Trust and the Chief Executive Officer, sole stockholder and sole director of the Managing Shareholder of the Trust.

        Following the completion of the Exchange Offering, the Exchange Partnerships continue to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership are owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

        The Exchange Offering expired on April 7, 2000. Under the terms of the Exchange Offering, Exchange Limited Partners in a particular Exchange Partnership were entitled to participate in the offering only if limited partners holding at least 90% of the units of limited partnership interest in that partnership affirmatively elected to accept the offering. Exchange Limited Partners holding approximately 97.4% of the outstanding units of limited partnership interest in such partnerships

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

        accepted the offering, and each of the Exchange Partnerships exceeded the 90% requirement. As a result, following the completion of the Exchange Offering, the limited partnership interests of nine Exchange Partnerships are owned entirely by the Operating Partnership (in the case of nine Exchange Partnership in which all Exchange Limited Partners accepted the offering), and substantially all of the limited partnership interests in the other 14 Exchange Partnerships are owned by the Operating Partnership, with the remaining limited partnership interests being retained by Exchange Limited Partners who elected not to accept the offering or failed to respond to the offering.

        For financial statement presentation purposes it is assumed that the Units of limited partnership interest in the Operating Partnership issued to Exchange Limited Partners in the Exchange Offering have been issued as Common Shares of the Trust, since the unitholders are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any unitholder who requests an exchange and subject to certain other exceptions.

      Operating Partnership Limited Partnership Units

        In connection with the formation of the Trust and the Operating Partnership, their two founders (the "Original Investors") each subscribed for 601,080 Units of limited partnership interest in the Operating Partnership (a total of 1,202,160 Units). In consideration for the Units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. The number of Units subscribed for by the Original Investors represented 19% of the maximum Common Shares that would have been outstanding following the completion of the Cash Offering and the Exchange Offering, assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. The Original Investors deposited the Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

        The subscription agreement entered into by the Original Investors provided that if, as of May 31, 2000, the number of Units subscribed for by the Original Investors represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis, each of the Original Investors would be required to return any excess Units to the Operating Partnership for cancellation. Therefore, as of May 31, 2000, an adjustment, reducing the number of Units held in escrow by 444,414, is necessary to accurately reflect the number of Units held by the Original Investors.

        The fair value of the Units issued to the Original Investors amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these Units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the Units, the Trust and the Operating Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

        their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the Operating Partnership; and the founders' Units are subject to significant transfer restrictions. The Operating Partnership has accounted for the Units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the Units as outstanding in determining the weighted average shares outstanding for purposes of calculating net loss per partnership unit in the accompanying consolidated financial statements. Because the release of the Units from escrow is not dependent upon the achievement of any specified level of profits, the release of the Units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the Units from escrow.

        Under the subscription agreement, the Original Investors agreed to waive future administrative fees for managing Exchange Partnerships which participated in the Exchange Offering; agreed to assign to the Operating Partnership the right to receive all residual economic rights attributable to the general partner interests in the Exchange Partnerships; and, in order to permit management by the Operating Partnership of the properties owned by the Exchange Partnerships, caused the Exchange Partnerships to cancel the partnerships' prior property management agreements and agreed to forego the right to have a property management firm controlled by the Original Investors assume the property management role in respect of properties in which the Trust or the Operating Partnership invest.

        Following the Exchange Offering, the Operating Partnership controls all of the Exchange Partnerships by virtue of its ownership of substantially all of the limited partnership interests therein, which provides the Operating Partnership the ability to remove the general partner under the provisions of the limited partnership agreement pertaining to each Exchange Partnership that authorize limited partners holding over 50% of total partnership interest to remove the general partner.

      Distributions

        There were no distributions in the six months ended June 30, 2000.

NOTE 7. NET LOSS PER SHARE

        The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

        Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive Common Share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for both the three and six months ended June 30, 2000 and 1999.

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

     The components used in calculating basic net loss per share are as follows:

                                                           Weighted
                                                            Average     Loss
                                              Net Loss      Shares    Per Share
                                            ------------    ------    ---------

     Three Months Ended June 30, 2000       $(9,414,004)    698,947    (13.47)

     Three Months Ended June 30, 1999       $  (357,387)    614,813   $ (0.58)

     Six Months Ended June 30, 2000         $(9,670,832)    690,306     (14.01)
                                            -----------     -------     ------

     Six Months Ended June 30, 1999         $  (789,443)    567,840   $ (1.39)
                                            ===========     =======     =====

NOTE 8. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        The unaudited pro forma condensed consolidated statements of operation for the six months ended June 30, 2000 have been prepared assuming that the Exchange Offering had been fully subscribed and occurred on January 1, 2000.

        The pro forma information is not necessarily indicative of what the Trust's results of operations would have been assuming the completion of the described transaction at the beginning of the period indicated, nor does it purport to project the Trust's results of operations for any future period.


       Unaudited Pro Forma Condensed Consolidated Statement of Operations
                     For the Six Months ended June 30, 2000

                                      Statement of
                                  Operations as of June          Pro Forma
                                         30, 2000                Adjustments               Pro Forma
     Total Revenues                           $2,034,000           $1,486,000(1)             $3,520,000
     Cost and Expenses                        $3,348,100           $1,350,000(2)              4,698,100
     Provision for Property
     Impairment                               $8,357,000          $(8,357,000)(3)
     Net Income (loss)                       $(9,671,000)                                   $(1,178,100)
     Weighted Average
     Number of Common
     Shares                                      690,306                                        690,306

     Net Loss Per Share                         $(14.01)                                        $(1.71)

      Pro Forma Adjustments

        The unaudited pro forma condensed consolidated financial statements represent the acquisition of substantially all of the partnership interests in the Exchange Partnerships, which will be accounted

                               BARON CAPITAL TRUST

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Continued)

        for under the purchase method of accounting. The Trust has estimated the adjustments necessary to allocate the aggregate purchase price over the recorded book value of these partnerships. Such allocations are subject to final determination based upon valuations provided by the Trust and other valuations of fair value as if the acquisitions were effective January 1, 2000. Therefore, the allocations reflected in the unaudited pro forma condensed consolidated financial statements may differ from amounts ultimately determined. Differences between the amounts included herein and the final allocations are not expected to have a material effect on the unaudited pro forma financial statements.

        Pro forma depreciation for the period ended June 30, 2000 is based upon assets at fair value at January 1, 2000, primarily based upon 30-year asset lives.

        Summary pro forma adjustments to present comparative per share data assume that the Exchange Offering had been consummated January 1, 2000 (assumes Units outstanding for entire period). The Original Investors' escrowed Units are not included in the pro forma computation with basic loss per share because there is no assurance that the Units will be released from escrow and their inclusion would be antidilutive.

        The pro forma adjustments detailed above are as follows:

        1) The Exchange Partnerships provide an additional $1.4 million in revenue if assumed to have been included from January 1, 2000.

        2) The Exchange Partnerships incur an additional $1.35 million in expenses if assumed to have been included from January 1, 2000.

        3) A one-time Provision for Property Impairment of $8.4 million was recognized at the end of the second quarter to account for the excess of the exchanged value over the estimated equity value of the Exchange Partnerships.

NOTE 9. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        In April 2000, in connection with the completion of the Exchange Offering, the Operating Partnership acquired indirect equity interests in 13 rental properties and subordinated mortgage interests in 10 additional properties through the acquisition of substantially all partnership interests in the Exchange Partnerships, which own land and depreciable property, accrued interest, advances, other assets, mortgages and notes payable, as follows:

        Land and Depreciable Property                        $32,474,270
        Accrued Interest - Affiliate                           1,338,564
        Advances to Affiliates                                 6,048,286
        Other Assets                                             736,604
                                                             -----------
        Total Assets                                         $40,597,724


        Mortgages Payable                                    $19,725,536
        Notes Payable - Affiliate                              3,639,638
                                                             -----------
        Total Liabilities                                    $23,365,174
                                                             ===========
        Equity                                               $17,232,550
                                                             ===========

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

        The Trust is the sole general partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. As of December 15, 2000, the Trust also owned 546,786 Operating Partnership Units, representing approximately 14.0% of the then outstanding Units. Since the Units comprise substantially all of the assets of the Trust, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

        As described below in this Report, in May 1998, the Trust commenced an offering (the "Cash Offering") of up to 2,500,000 common shares of beneficial interest ("Common Shares") in the Trust at a purchase price of $10.00 per share (maximum proceeds of $25,000,000). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares for an aggregate purchase price of $7,020,763.

        Through the Operating Partnership, the Trust has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; and Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) and 13 properties acquired as part of the Exchange Offering (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust and founder of the Operating Partnership), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

        During 1998 and 1999, the Trust acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P., which owns Alexandria Apartments, a 168-unit residential apartment property under construction in Alexandria, Kentucky. As of June 30, 2000, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 107 units have been rented.

        In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Mr. McGrath. One of the residential properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

        In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee up to 35% (or approximately $6,000,000) of existing long-term construction financing provided by KeyBank National Association ("KeyBank") in respect of the Burgundy Hills Property. As of December 15, 2000, approximately $5,300,000 of the loan had been drawn down, resulting in outstanding guarantees of approximately $1,900,000. The interest rate on the construction loan is KeyBank's prime rate (currently 9.25%) or the LIBOR rate plus 2%. The Trust also agreed that, if the loan is not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loan or arrange for a third party to do so.

        In September 2000, the Trust received notice from counsel to KeyBank that Burlington Residential, Ltd. ("Borrower"), the owner and developer of the Burgundy Hills Property, had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank has indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently negotiating a new long-term construction facility with another institutional lender to replace the KeyBank loan. The Borrower anticipates completion of the refinancing in the first quarter of 2001.

        In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered units of limited partnership interest in the Operating Partnership (the "Operating Partnership Units" or "Units") (with an initial assigned value of $24,495,249) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States.

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

        Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Mr. McGrath.

        Following the completion of the Exchange Offering, the Exchange Partnerships continue to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership are owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

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

        Consolidated Balance Sheet as of June 30, 2000 Compared to December 31, 1999

        Due to the completion of the Exchange Offering, the balance sheet for the Trust reflects large increases in assets, liabilities and partners' equity. During the six months ended June 30, 2000, total assets increased to $47.1 million while liabilities increased to $31.6 million. As described above, the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owns an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets in excess of $39.6 million, which are subject to $25.2 million in first mortgage debt.

        Shareholders' equity increased to $15.0 million due to the issuance in the Exchange Offering of more than 2.4 million Units with an initial assigned value of $24.5 million, reduced by a one-time write off charge of $1.7 million (which represents unamortized loan costs recorded on the Exchange Partnerships' books that were in place at the time of the Exchange Offering from the syndication of the prior partnership structure) and a net loss for the six months ended June 30, 2000 of $9.7 million.

        Operations for the Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

        Revenues, real estate expenses and administrative expenses all increased substantially for the six months ended June 30, 2000 in comparison to the six months ended June 30, 1999 due to the completion of the Exchange Offering mentioned above and the addition of the 26 Exchange Properties and their related operating costs.

        The Trust recognized a one-time charge of $8.4 million to operations as a Provision for Property Impairment in the second quarter of 2000. This provision is the result of writing off the excess of the exchanged value of the Exchange Partnerships over the estimated equity value of the Exchange Properties. The equity value is calculated by reducing the appraised value of the Exchange Properties by any mortgages or interest payables due on the Exchange Properties.

      Liquidity and Capital Resources

        Net Cash Used by Operating Activities in the six months ended June 30, 2000 was ($443,760) compared to ($592,081) in the six months ended June 30, 1999. A number of items, including an increase in certain liabilities and a decrease in certain assets, contributed to the reduced use of cash by operating activities.

        Net cash provided by investing activities in the six months ended June 30, 2000 was $206,783 compared to ($857,323) in the six months ended June 30, 1999. The increase in cash for 2000 was due primarily to an increase in cash distributions from the Exchange Partnerships and a decrease in investments in partnerships.

        Net cash provided by financing activities in the six months ended June 30, 2000 was $330,575 compared to $1,510,415 for the six months ended June 30, 1999. The decrease in cash was due to a decrease in the sale of Trust shares in the Cash Offering, which expired in May 2000.

        The net cash proceeds from the issuance of Common Shares in connection with the Cash Offering have been contributed by the Trust to the Operating Partnership in exchange for an equivalent number of Units in the Operating Partnership. The Trust is the sole general partner of the Operating Partnership and, as of December 15, 2000, owned 546,786 Operating Partnership Units, representing approximately 14.0% of the then outstanding Units.

        Because of the net loss of $3,166,927 incurred by the Trust in the period ended December 31, 1999, and the $1,123,000 in accounts payable owed to professionals in connection with the Exchange Offering as of December 31, 1999, and its limited liquid resources as of December 31, 1999, the Trust's independent auditors qualified their auditors' report to reflect a going concern contingency.

        The completion in April 2000 of the Exchange Offering described above has completed the first effort, in the opinion of management, to provide the critical mass necessary for profitable operations. The Company is negotiating with the firms who are owed accounts payable in order to extend payment terms and, where possible, reduce the amounts due. Distributions will be made by the Trust as cash flow allows, but will be negatively impacted until the open accounts payable are reduced. Management does not anticipate that the Trust will make distributions to its shareholders for the next several quarters.

        The Trust and the Operating Partnership intend to use securities of the Trust and the Operating Partnership (including Common Shares and Units), proceeds from future sales of such securities, and available operating cash flow and financing from other sources to acquire interests in additional residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of applicable fees and expenses.

        The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly own or acquire an equity or debt interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and the Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

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

        Generally, there are no seasonal aspects of the operations of the Trust or the Operating Partnership that might have a material effect on their financial conditions or results of operation. However, for the last 36 months, one 60-unit student housing property owned by one of the Exchange Partnerships involved in the Exchange Offering has had an average occupancy rate of 88% for nine months of the year and 61% for the remaining three months of the year.

        Subject to the foregoing discussion, management believes that the Trust and the Operating Partnership have the ability to satisfy their cash requirements for the foreseeable future. However, management of the Trust believes that it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals. The Trust and the Operating Partnership intend to investigate making an additional public or private offering of Common Shares and/or Units during the next 12 months.

        As part of the Trust's ongoing operations, management is reviewing the entire portfolio of properties to determine the potential for restructuring or refinancing various first mortgage loans. Additionally, properties whose recent performance has materially negatively impacted the Trust's operating results are being evaluated for possible sale. Certain of these properties have been listed for sale. The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing its Common Shares on a recognized securities exchange. Additional size would also give the Company the operating margin necessary to support its valuable management team that is believed necessary for its long-term growth.

        The Trust and the Operating Partnership expect no material change in the number of employees over the next 12 months.

        In an effort to increase profitability, the Trust has also entered into agreements with WaKuL, Inc. (formerly Rapid Transmit Technology, Inc.), a provider of integrated communications services to owners, property managers and residents of residential apartment properties, including discounted local and long distance phone service, digital cable TV, high speed Internet access, monitored security systems, utility sub-metering and various property management services. WaKuL will provide these services at no capital cost to the Trust, and has entered into revenue sharing relationships with the Trust. (WaKuL is an affiliate of the Trust by virtue of the overlapping management and ownership capacities in the Trust, the Operating Partnership and WaKuL of Gregory K. McGrath, a founder of the Trust, the Operating Partnership, and WaKul.) The WaKuL services are expected to provide the Trust's properties with a significant marketing advantage over its competitors, and to provide significant rental and other revenues that the properties otherwise would not have generated.

      Year 2000

        The computer systems of the Trust and the Operating Partnership have been tested for year 2000 problems and the Trust and the Operating Partnership believe that such systems are year 2000 compatible. The Trust and the Operating Partnership have not experienced any material year 2000 problems so far in 2000. It is possible, however, that the computer systems of the Trust and the Operating Partnership and certain computer systems or software products of their suppliers could experience year 2000 problems and that such problems could adversely affect them. With respect to their own computer systems, the Trust and the Operating Partnership have upgraded their principal operating computer software to the most recent available revision sold by their software supplier, which software the supplier has represented to be year 2000 compliant. The Trust and the Operating Partnership believe that such upgrade will solve any year 2000 problems that could affect their operating software. The failure to identify and solve all year 2000 problems affecting their business could have an adverse effect on the business, financial condition and results of operations of the Trust and the Operating Partnership.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        The Trust is a claimant in the Georgia Pacific class action lawsuit, and is not a party to any other legal proceeding.


Item 2. Changes in Securities and Use of Proceeds

        The Trust's Form SB-2 Registration Statement (the "Registration Statement") (Commission file number 333-35063) was declared effective by the Commission on May 15, 1998. On May 18, 1998, the Trust commenced its public offering (the "Cash Offering") of common shares of beneficial interest in the Trust ("Common Shares"), the class of securities registered. On June 2, 1999, the Trust filed Post-Effective Amendment No. 1 (the "Amendment") to the Registration Statement, which the Commission declared effective on June 11, 1999. The Cash Offering expired on May 31, 2000.

        The managing underwriter of the Cash Offering was Sigma Financial Corporation. The amount of Common Shares registered was 2,500,000 shares. The offering price per Common Share was $10.00, and the aggregate price of the offering amount registered was $25,000,000. The Trust sold 702,076 Common Shares in the Cash Offering, for an aggregate offering price of $7,020,763.

        From the effective date of the Registration Statement through June 30, 2000, the following expenses have been incurred for the Trust's account in connection with the issuance and distribution of the registered Common Shares:

        Underwriting discounts and commissions:          $ 565,557 (plus five-year warrants to
                                                         acquire 59,676 Common Shares at an
                                                         exercise price of $13.00 per share)

        Finder's Fees:                                   $0

        Expenses Paid to or for Underwriter:             $0

        Other Expenses (reimbursement for advisory
        and investment expenses):                        $521,008

                        Total Expenses:                  $1,086,565

        Of such expense payments, $471,472 were made directly to Baron Advisors, Inc., the Managing Shareholder of the Trust. The remaining payments of $615,093 were made directly or indirectly to others. The net offering proceeds to the Trust after deducting the foregoing total expenses were $5,991,522.

        From the effective date of the Registration Statement through June 30, 2000, the net offering proceeds to the Trust were used for the following purposes:

        Improvements to buildings and facilities:                 $0
        Purchase and installation of equipment:                   $0
        Repayment of indebtedness:                                $0
        Working capital:                                          $519,770
        Temporary investments:                                    $0
        Investment in Baron Capital Properties, L.P. (the
        Operating Partnership)                                    $5,467,858
        Other purposes for which 5% or more of net
        offering proceeds or $100,000 (whichever is less)
        have been used:                                           $0

        Of such net proceeds, $5,467,858 was directly contributed to the Operating Partnership in exchange for Units of limited partnership interest therein. The Operating Partnership conducts all of the real estate operations of the Trust and holds all of its real property assets. Thus, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)

     Exhibit
     Number          Description

           3.1 Certificate of Business Trust Registration of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on September 5,
                     1997).

           3.2 Amended and Restated Declaration of Trust for the Registrant made as of August 11, 1998 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form S-4 Registration Statement of Baron Capital Properties, L.P. filed with the Securities and Exchange Commission on September 22, 1998 (Registration No. 333-55753)).

           3.3 Form of by-laws of the Registrant (incorporated herein by reference to Exhibit 3.3 to Amendment No. 3 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on May 15, 1998).
           27         Financial Data Schedule

        (b) The Registrant did not file any Current Reports on Form 8-K during the quarter for which this Report is filed.

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 20, 2000

                                        BARON CAPITAL TRUST

                                        By:       /s/  Gregory K. McGrath
                                                 -------------------------------
                                                 Gregory K. McGrath
                                                 Chief Executive Officer

                                        By:       /s/  Mark L. Wilson
                                                 -------------------------------
                                                 Mark L. Wilson
                                                 Chief Financial Officer