Form 10QSB/A
period 2000-06-30
BARON CAPITAL TRUST
filed 2001-03-01
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


                        Commission file number: 333-35063



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

Yes  [X]   No [_]

As of the date of this Report, the Registrant has outstanding 824,552 common shares of beneficial interest ("Common Shares"), its only class of common equity.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         See following pages.

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheets                                                         F-2

   Statements of Operations                                               F-3

   Statement of Shareholders' Equity                                      F-4

   Statements of Cash Flows                                               F-5

   Notes to Financial Statements                                        F-6-F-15

                               BARON CAPITAL TRUST
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999


                                                                                    June 30,             December 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
                                                                                   (Unaudited)
Assets:

Rental Apartments:
  Land                                                                              $7,695,392           $1,178,693
  Depreciable property                                                              31,873,043            6,189,095
                                                                                   --------------------------------
                                                                                    39,568,435            7,367,788
  Less accumulated depreciation                                                     (6,414,750)          (1,453,177)
                                                                                   --------------------------------
                                                                                    33,153,685            5,914,611

Investment in Partnerships                                                           4,277,247              930,970

Cash and Cash Equivalents                                                              127,372               33,774
Restricted  Cash                                                                       762,969               52,089
Interest Receivable                                                                  1,338,565               36,997
Due From Managing Shareholder                                                             --                 14,783
Other Receivables                                                                      113,798                3,724
Advances to Affiliates                                                               6,905,011                5,141
Other Property and Equipment                                                           281,221              134,981
Other Assets                                                                           809,827              209,128
                                                                                   --------------------------------
                                                                                    10,338,763              490,617
                                                                                   --------------------------------
                                                                                   $47,769,694           $7,336,198
                                                                                   ================================


Liabilities:

  Mortgages payable                                                                $25,203,107           $4,278,117
  Accounts payable and accrued liabilities                                           2,233,509            1,295,092
  Notes payable                                                                        190,000              100,000
  Notes payable, affiliates                                                          3,778,779               50,000
  Capital lease obligation                                                              40,775               42,369
  Security deposits                                                                    227,066               40,308
                                                                                   --------------------------------
     Total Liabilities                                                              31,673,236            5,805,886


Minority Partners                                                                      536,900                 --

Shareholders' Equity:

Common Shares of beneficial interest, no par value, 25,000,000 shares authorized; 824,552 and 675,086 shares issued and outstanding or assumed
to be issued as of June 30, 2000 and December 31, 1999, respectively                29,928,339            6,616,806
Distributions                                                                         (342,507)            (342,507)
Deficit                                                                            (14,026,274)          (4,743,987)
                                                                                   --------------------------------
    Total Shareholders' Equity                                                      15,559,558            1,530,312
                                                                                   --------------------------------
                                                                                   $47,769,694           $7,336,198
                                                                                   ================================

                 See notes to consolidated financial statements

                               BARON CAPITAL TRUST
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2000 and 1999


                                                                       Six                Six               Three           Three
                                                                     Months             Months              Months         Months
                                                                      Ended              Ended              Ended           Ended
                                                                    June 30,           June 30,            June 30,       June 30,
                                                                      2000               1999                2000           1999
                                                                      ----               ----                ----           ----
                                                                   (unaudited)        (unaudited)        (unaudited)     (unaudited)
                                                                   -----------        -----------        -----------     -----------
Revenue:

   Rental                                                           $1,744,759          $590,505         $1,477,091        $317,703
   Equity in net loss of unconsolidated partnership                    (78,994)          (29,093)           (41,154)        (25,667)
   Interest and other income                                           368,134             1,037            342,594             654
                                                                 ------------------------------------------------------------------
                                                                     2,033,899           562,449          1,778,531         292,690
                                                                 ------------------------------------------------------------------

Real Estate Expenses:
  Depreciation                                                         319,217            72,907            278,392          36,454
  Interest                                                             555,515           144,491            470,056          80,526
  Repairs and maintenance                                              280,564            37,727            107,251          18,176
  Personnel                                                            265,376            57,471            262,266          27,814
  Property Taxes                                                       147,818            41,276            127,914          20,680
  Property Insurance                                                    38,030            10,718             32,670           3,513
  Utilities                                                            144,154            29,601            130,780          16,714
  Other                                                                209,751           131,570            204,076          86,528
                                                                 ------------------------------------------------------------------
                                                                     1,960,425           525,760          1,613,405         290,404
                                                                 ------------------------------------------------------------------

Provision for Property Impairment                                    8,356,638              --            8,356,638            --

Administrative Expenses:
  Personnel, including officer's compensation                          535,461           465,509            375,843         132,711
  Professional services                                                254,039           258,889             92,919         188,187
  Other                                                                209,623           101,734            245,148          38,775
                                                                 ------------------------------------------------------------------
                                                                       999,122           826,132            713,909         359,673
                                                                 ------------------------------------------------------------------

     Total expenses                                                 11,316,186         1,351,892         10,683,953         650,077
                                                                 ------------------------------------------------------------------


Net Loss                                                           ($9,282,287)        ($789,443)       ($8,905,422)      ($357,387)
                                                                 ==================================================================

Net Loss per Common Share Basic and Diluted                            ($13.45)           ($1.39)           ($12.74)         ($0.58)
Weighted Average Number of Common Shares Outstanding                   690,306           567,840            698,947         614,813

                 See notes to consolidated financial statements

                               BARON CAPITAL TRUST
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months ended June 30, 2000

                                                                  SHARES       AMOUNT   DISTRIBUTIONS     DEFICIT           TOTAL
                                                                  ------       ------   -------------     -------           -----
Balance, December 31, 1999                                        675,086    $6,616,806   $(342,507)    $(4,743,987)     $1,530,312

Proceeds from sale of common shares of
    beneficial interest, net of offering costs                     26,990       230,118        --              --           230,118

Common Shares assumed to be issued net (see Note 6,
Exchange Offering)                                              2,449,525    22,972,875        --              --        22,972,875

Net Loss                                                             --            --          --        (9,282,287)     (9,282,287)

Credit for estimated fair value of services
     performed by officer                                            --         108,540        --              --           108,540
                                                              ---------------------------------------------------------------------
Balance, June 30, 2000                                          3,151,601   $29,928,339   $(342,507)   $(14,026,274)    $15,559,558
                                                              =====================================================================

                 See notes to consolidated financial statements

                               BARON CAPITAL TRUST
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999


                                                                              Six Months Ended
                                                                      June 30,                June 30,
                                                                        2000                    1999
                                                                  ---------------------------------------
                                                                     (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                          ($9,282,287)             ($789,443)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Provision for officer's compensation                               108,540                   --
     Equity in net loss of unconsolidated partnership                    78,994                 29,093
     Depreciation                                                       319,217                 94,721
     Provision for Property Impairment                                8,356,638                   --
     Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
       Property management reimbursements                                  --                   38,476
       Other receivables                                                 (2,885)                80,984
       Other assets                                                     (63,667)               (30,894)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                         149,742                (14,178)
       Security Deposits                                                  3,512                   (840)
                                                                  ---------------------------------------
         Net cash used by operating activities                         (332,196)              (592,081)
                                                                  ---------------------------------------


Cash Flows from Investing Activities:
  Investment in partnerships                                            (11,681)              (885,000)
  Cash distribution from partnerships                                   293,000                 27,000
  Purchases of other property and equipment                             (26,197)               (10,073)
  Increase in restricted cash                                           (48,610)                  --
  Advances to affiliates                                                   --                   10,750
                                                                  ---------------------------------------
          Net cash used in investing activities                         206,512               (857,323)
                                                                  ---------------------------------------

Cash Flows from Financing Activities:
  Proceeds from the sale of common shares of beneficial interest        230,118              1,681,653
  Distributions paid                                                       --                 (167,596)
  Proceeds from mortgage financing                                         --                  273,499
  Proceeds from notes payable                                            90,000                   --
  Payments on notes payable                                                   0               (275,000)
  Payments on mortgages payable                                         (99,242)               (22,141)
  Payments on capital lease obligation                                   (1,594)                  --
  Other                                                                    --                   20,000
                                                                  ---------------------------------------
          Net cash provided by financing activities                     219,282              1,510,415
                                                                  ---------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                     93,598                 61,011

Cash and Cash Equivalents, Beginning                                     33,774                243,498
                                                                  ---------------------------------------

Cash and Cash Equivalents, Ending                                      $127,372               $304,509
                                                                  =======================================

                 See notes to consolidated financial statements

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

          The Trust's Declaration of Trust (the "Declaration") authorizes it to issue up to 25,000,000 shares of beneficial interest, no par value per share, consisting of common shares and of preferred shares of such classes with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption as the Trust may create and authorize from time to time in accordance with Delaware law and the Declaration.

          The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

NOTE 2.   BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Trust will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the six months ended June 30, 2000 and the year ended December 31, 1999 the Trust incurred net losses of $9,282,287 and $3,166,927 and negative cash flows from operations of $332,196 and $1,022,587. The auditors' report for the year ended December 31,

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


          1999 was qualified to express substantial doubt about the Trust's ability to continue as a going concern.

          Management's plans to continue its operations and become profitable encompass the following:

          o The Trust plans to attempt to raise capital through additional public or private offerings of Common Shares and/or Operating Partnership Units within the next 12 months.

          o The Trust, through the Operating Partnership, intends to continue to acquire rental properties with proceeds from any future public or private offering of common shares ("Common Shares") of beneficial interest in the Trust and/or units ("Units") of limited partnership interest in the Operating Partnership. The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or subordinated mortgage interest. Operating results in respect of equity interests will be substantially influenced by the demand and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

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

          o The Trust will also negotiate with the firms which are owed accounts payable for services performed in connection with the Exchange Offering of the Operating Partnership in order to extend payment terms and, where possible, to reduce the amounts due.

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

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

          In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee up to 35% (or a maximum of approximately $6,000,000) of existing long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank"). As of February 12, 2001, approximately $5,300,000 of the loan had been drawn down, resulting in outstanding guarantees of approximately $1,900,000. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the loan is not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loan or arrange for a third party to do so.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


          In September 2000, the Trust received notice from counsel to KeyBank that Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property, had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. Mr. McGrath has indicated that KeyBank agreed to forego further action for at least 60 days while the parties attempt to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently negotiating a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below). The Trust anticipates completion of the refinancing in the first quarter of 2001.

          Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

          Officers' Compensation

          Gregory K. McGrath, a founder of the Trust and the Operating Partnership and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as a trustee of the Board of the Trust, serves as Chief Executive Officer of the Trust. He agreed to serve as Chief Executive Officer of the Trust for its initial year of operations in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust. During 1998, 1999 and the first two quarters of 2000, no Common Shares or Units were issued to Mr. McGrath as compensation. However, in order to reflect all appropriate administrative expenses of the Operating Partnership, a provision of $108,540 has been made in the accompanying financial statements for the estimated fair value of the services rendered by Mr. McGrath as Chief Executive Officer for the first two quarters of 2000. This amount has been charged to compensation expense, with corresponding credits to partners' capital. This estimate of the fair value of such services was determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

          Robert S. Geiger, the other founder of the Trust and Operating Partnership, serves as the Chief Operating Officer of the Trust, the Operating Partnership and Baron Advisors, Inc. His initial annual salary was set at $100,000, in addition to benefits, and eligibility for participation in any Common Share option plan and bonus incentive compensation plan implemented by the Trust. Since August 1, 2000, Mr. Geiger has received no compensation.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


          Underwriting Agreement

          In connection with the Cash Offering which terminated on May 31, 2000 (see "Note 6. Shareholders' Equity") and pursuant to an Underwriting Agreement, the Trust issued to Sigma Financial Corporation (the "Underwriter"), warrants to purchase Common Shares in an amount equal to 8.5% of the number of Common Shares sold on a best efforts basis by the Underwriter and participating broker-dealers selected by the Underwriter and the Trust. The warrants may be exercised at any time and from time to time through May 15, 2003 at an exercise price of $13.00 per warrant share. The Trust has reserved 59,676 Common Shares under the Underwriting Agreement, which is equivalent to 8.5% of the 702,076 Common Shares sold in the Cash Offering.

NOTE 5.   RELATED PARTY TRANSACTIONS

          Trust Management Agreement

          Under a Trust Management Agreement entered into with the Trust, Baron Advisors, Inc. (the "Managing Shareholder") previously provided management, administrative and investment advisory services to the Trust. The services included, among other things, communicating with and reporting to investors, administering accounts, providing the Trust office space, equipment and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder was also responsible for determining which real estate investments and non-real estate investments the Trust made (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) and for making divestment decisions, subject to the provisions of the Declaration. The Trust Management Agreement had an initial term of one year, and was renewed for one additional one-year period. The agreement was terminated as of December 31, 2000 by the mutual agreement of the Trust and the Managing Shareholder.

          Under the Trust Management Agreement, the Trust was obligated to reimburse the Managing Shareholder, on a monthly basis during the term of the agreement, for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount up to the sum of 1% of the gross proceeds from the sale by the Trust of Common Shares in the Cash Offering, and 1% of the initial assigned value of each Unit in the Operating Partnership issued in connection with the Exchange Offering.

          Accrued Interest Receivable, Affiliates

          Certain of the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering hold subordinated notes due from limited partnerships controlled by Mr. McGrath. See "Note 6. Shareholders' Equity." These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of June 30, 2000, the Trust was due $1,338,564 on these notes.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


NOTE 6.   SHAREHOLDERS' EQUITY

          Cash Offering

          On May 15, 1998, pursuant to a registration statement on Form SB-2, the Trust commenced an initial public offering of a maximum of 2,500,000 Common Shares of beneficial interest in the Trust at $10.00 per Common Share (the "Cash Offering"). The Cash Offering, as amended, was terminated May 31, 2000. The Trust sold 702,076 Common Shares in the offering for an aggregate offering price of $7,020,763. All of the Common Shares issued by the Trust in the offering are tradable without restriction under the Securities Act, but are subject to certain restrictions designed to permit the Trust to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code. The Common Shares are not listed for trading on any stock exchange, and no market currently exists for the Common Shares.

          Exchange Offering

          In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Operating Partnership Units (with an initial assigned value of $24,495,249) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners") which were controlled by Gregory K. McGrath, who is the Chief Executive Officer of the Trust.

          Following the completion of the Exchange Offering, the Exchange Partnerships continue to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnerships are owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

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

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

          For financial statement presentation purposes, it is assumed that the Units of limited partnership interest in the Operating Partnership issued to Exchange Limited Partners in the Exchange Offering have been issued as Common Shares of the Trust, since the unitholders are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any unitholder who requests an exchange and subject to certain other exceptions.

          Operating Partnership Limited Partnership Units

          In connection with the formation of the Trust and the Operating Partnership, their two founders, Mr. McGrath and Mr. Geiger (the "Original Investors"), each subscribed for 601,080 Units of limited partnership interest in the Operating Partnership (a total of 1,202,160 Units). In consideration for the Units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. The number of Units subscribed for by the Original Investors represented 19% of the maximum Common Shares that would have been outstanding following the completion of the Cash Offering and the Exchange Offering, assuming that the Trust had sold all Common Shares (2,500,000) offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. The Original Investors deposited the Units subscribed for by them into an institutional security escrow account for six to nine years, subject to earlier release under certain conditions.

          The subscription agreement entered into by the Original Investors provided that if, as of May 31, 2000, the number of Units subscribed for by the Original Investors represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis, each of the Original Investors would be required to return any excess Units to the Operating Partnership for cancellation. Therefore, as of May 31, 2000, an adjustment, reducing the number of Units held in escrow by 444,414, was made to accurately reflect the number of Units held by the Original Investors.

          The fair value of the Units issued to the Original Investors amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these Units (February 3, 1998). The determination of the fair value took into consideration that at

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


          the time of the subscription for the Units, the Trust and the Operating Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the
          Operating Partnership; and the founders' Units are subject to significant transfer restrictions. The Operating Partnership has accounted for the Units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the Units as outstanding in determining the weighted average shares outstanding for purposes of calculating net loss per share in the accompanying consolidated financial statements. Because the release of the Units from escrow is not dependent upon the achievement of any specified level of profits, the release of the Units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the Units from escrow.

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

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


          equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for both the three and six months ended June 30, 2000 and 1999.

          The components used in calculating basic net loss per share are as follows:

                                                                                 Weighted         Loss
                                                                                  Average          Per
                                                                 Net Loss         Shares          Share
                                                                 --------         ------          -----
          Three Months Ended June 30, 2000                    ($8,905,422)       698,947         ($12.74)
          Three Months Ended June 30, 1999                      ($357,387)       614,813          ($0.58)
          Six Months Ended June 30, 2000                      ($9,282,287)       690,306         ($13.45)
          Six Months Ended June 30, 1999                        ($789,443)       567,840          ($1.39)

NOTE 8.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

          The unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2000 have been prepared assuming that the Exchange Offering had been fully subscribed and occurred on January 1, 2000.

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

       Unaudited Pro Forma Condensed Consolidated Statement of Operations
                     For the Six Months ended June 30, 2000

                                                      Statement of
                                                    Operations as of        Pro Forma
                                                     June 30, 2000         Adjustments           Pro Forma
                                                     -------------         -----------           ---------
          Total Revenues                                $2,034,000        $1,486,000(1)         $3,520,000
          Cost and Expenses                             $2,960,000        $1,350,000(2)         $4,310,000
          Provision for Property Impairment             $8,357,000       ($8,357,000)(3)
                                                       ---------------------------------------------------
          Net Income (loss)                            ($9,282,000)                              ($790,000)
          Weighted Average Number
          of Common Shares                                 690,306                                 690,306
          Net Loss Per Share                               ($13.45)                                 ($1.14)

          Pro Forma Adjustments

          The unaudited pro forma condensed consolidated financial statements represent the acquisition of substantially all of the partnership interests in the Exchange Partnerships, which will be accounted for under the purchase method of accounting. The Trust has estimated the adjustments necessary to allocate the aggregate purchase price over the recorded book value of these partnerships. Such

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


          allocations are subject to final determination based upon valuations provided by the Trust and other valuations of fair value as if the acquisitions were effective January 1, 2000. Therefore, the allocations reflected in the unaudited pro forma condensed consolidated financial statements may differ from amounts ultimately determined. Differences between the amounts included herein and the final allocations are not expected to have a material effect on the unaudited pro forma financial statements.

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

NOTE 9.   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
          ACTIVITIES

          In April 2000, in connection with the completion of the Exchange Offering, the Operating Partnership acquired indirect equity interests in 13 rental properties and subordinated mortgage interests in 10 additional properties through the acquisition of substantially all partnership interests in the Exchange Partnerships which own land and depreciable property, accrued interest, advances, other assets, mortgages and notes payable, as follows:

               Land and Depreciable Property                 $32,474,270
               Accrued Interest - Affiliate                    1,338,564
               Advances to Affiliates                          6,843,286
               Other Assets                                      736,604
                                                             -----------
               Total Assets                                  $41,392,724

               Mortgages Payable                             $19,725,536
               Notes Payable - Affiliate                       3,639,638
                                                             -----------
               Total Liabilities                             $23,365,174
                                                             -----------
               Equity                                        $18,027,550
                                                             ===========

Item 2.   Management's Discussion and Analysis or Plan of Operation

          The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of Baron Capital Trust (the "Registrant" or the "Trust") and the Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

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

          The Trust is the sole general partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. The Trust has elected to be taxed as a real estate investment trust for federal income tax purposes.

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

          The Trust contributed the net cash proceeds from the issuance of Common Shares in the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of Units in the Operating Partnership. As of February 12, 2001, the Trust owned 702,076 Operating Partnership Units, representing approximately 18.0% of the then outstanding Units. Since the Units comprise substantially all of the assets of the Trust, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

          Through the Operating Partnership, the Trust has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust, a founder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

          During 1998 and 1999, the Operating Partnership also acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of February 12, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 107 units have been rented. In September 2000, the Alexandria Partnership entered into an agreement to sell the Alexandria Property in exchange for $510,000 cash, record title to 20 acres of undeveloped property located in Vero Beach, Florida and the assumption by the contemplated purchaser of the existing first mortgage loan secured by a first mortgage on the Alexandria Property with a principal balance as of February 12, 2001 of approximately $8,650,000. If the sale, which is subject to certain closing conditions, is completed, the Operating Partnership will receive 40% of the net proceeds and other consideration payable to the Alexandria Partnership.

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

          In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee up to 35% (or a maximum of approximately $6,000,000) of long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank"). As of February 12, 2001, approximately $5,300,000 of the construction loan had been drawn down, resulting in outstanding guarantees of approximately $1,900,000. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the loan is not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loan or arrange for a third party to do so.

          In September 2000, the Trust received notice from counsel to KeyBank that Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property, had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently negotiating a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below). It anticipates completion of the refinancing in the first quarter of 2001.

          Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property, or that BankOne will not seek to enforce its right to take over control of the Borrower.

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

          Following the completion of the Exchange Offering, the Exchange Partnerships continue to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership are owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the corporate general partners of the Exchange Partnerships ("Corporate General Partners") and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

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

          Consolidated Balance Sheet as of June 30, 2000 Compared to December 31, 1999

          Due to the completion of the Exchange Offering, the balance sheet for the Trust reflects large increases in assets, liabilities and shareholders' equity. During the six months ended June 30, 2000, total assets increased to $47.8 million while liabilities increased to $31.7 million. As described above, the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owns an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets in excess of $39.5 million, which are subject to $25.2 million in first mortgage debt.

          Shareholders' equity increased to $15.6 million due to the issuance in the Exchange Offering of 2,449,525 Units with an initial assigned value of $24.5 million, reduced by a one-time write off charge of $1.7 million (which represents unamortized loan costs recorded on the Exchange Partnerships' books that were in place at the time of the Exchange Offering from the syndication of the prior partnership structure) and a net loss of $9.3 million for the six months ended June 30, 2000.

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

          Liquidity and Capital Resources

          Net cash used by operating activities in the six months ended June 30, 2000 was ($332,196) compared to ($592,081) in the six months ended June 30, 1999. A number of items, including an increase in certain liabilities and a decrease in certain assets, contributed to the reduced use of cash by operating activities.

          Net cash provided by investing activities in the six months ended June 30, 2000 was $206,512 compared to ($857,323) in the six months ended June 30, 1999. The increase in cash for 2000 was due primarily to an increase in cash distributions from the Exchange Partnerships and a decrease in investments in partnerships.

          Net cash provided by financing activities in the six months ended June 30, 2000 was $219,282 compared to $1,510,415 for the six months ended June 30, 1999. The decrease in cash was due to a decrease in the sale of Trust Common Shares in the Cash Offering, which expired in May 2000.

          Because of the net loss of $3,166,927 incurred by the Trust in the period ended December 31, 1999 and the $1,123,000 in accounts payable owed to professionals in connection with the Exchange Offering as of December 31, 1999, and its limited liquid resources as of December 31, 1999, the Trust's independent auditors qualified their auditors' report to reflect a going concern contingency.

          The completion in April 2000 of the Exchange Offering described above has completed the first effort, in the opinion of management, to provide the critical mass necessary for profitable operations. The Company is negotiating with the firms which are owed accounts payable in order to extend payment terms and, where possible, reduce the amounts due. Distributions will be made by the Trust as cash flow allows, but will be negatively impacted until the open accounts payable are reduced. Management does not anticipate that the Trust will make distributions to its shareholders for the next several quarters.

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

          Year 2000

          The computer systems of the Trust and the Operating Partnership have been tested for year 2000 problems and the Trust and the Operating Partnership believe that such systems are year 2000 compatible. The Trust and the Operating Partnership have not experienced any material year 2000 problems so far. It is possible, however, that the computer systems of the Trust and the Operating Partnership and certain computer systems or software products of their suppliers could experience year 2000 problems and that such problems could adversely affect them. With respect to their own computer systems, the Trust and the Operating Partnership have upgraded their principal operating computer software to the most recent available revision sold by their software supplier, which software the supplier has represented to be year 2000 compliant. The Trust and the Operating Partnership believe that such upgrade will solve any year 2000 problems that could affect their operating software. The failure to identify and solve all year 2000 problems affecting their business could have an adverse effect on the business, financial condition and results of operations of the Trust and the Operating Partnership.

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

          Underwriting discounts and commissions:       $565,557 (plus five-year
                                                        warrants to acquire
                                                        59,676 Common Shares at
                                                        an exercise price of
                                                        $13.00 per share)

          Finder's Fees:                                $0

          Expenses Paid to or for Underwriter:          $0

          Other Expenses (reimbursement for advisory
          and investment expenses):                     $521,008

                         Total Expenses:                $1,086,565

          Of such expense payments, $471,472 were made directly to Baron Advisors, Inc. The remaining payments of $615,093 were made directly or indirectly to others. The net offering proceeds to the Trust after deducting the foregoing total expenses were $5,934,198.

          From the effective date of the Registration Statement through June 30, 2000, the net offering proceeds to the Trust were used for the following purposes:

          Improvements to buildings and facilities:              $0
          Purchase and installation of equipment:                $0
          Repayment of indebtedness:                             $0
          Working capital:                                       $466,340
          Temporary investments:                                 $0
          Investment in Baron Capital Properties, L.P. (the
          Operating Partnership)                                 $5,467,858
          Other purposes for which 5% or more of net
          offering proceeds or $100,000 (whichever is less)
          have been used:                                        $0

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)

          Exhibit
          Number        Description
          ------        -----------

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

February 27, 2001

                                          BARON CAPITAL TRUST

                                          By:  /s/  Gregory K. McGrath
                                               ---------------------------
                                               Gregory K. McGrath
                                               Chief Executive Officer

                                          By:  /s/  Mark L. Wilson
                                               ---------------------------
                                               Mark L. Wilson
                                               Chief Financial Officer