Form 10QSB
period 2000-09-30
BARON CAPITAL TRUST
filed 2001-03-01
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes  [X]    No [_]

As of the date of this Report, the Registrant has outstanding 824,522 shares of beneficial interest ("Common Shares"), its only class of common equity.

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

   Balance Sheets                                                         F-2

   Statements of Operations                                               F-3

   Statement of Shareholders' Equity                                      F-4

   Statements of Cash Flows                                               F-5

   Notes to Financial Statements                                       F-6-F-15

                               BARON CAPITAL Trust
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999

                                                                            September 30,   December 31,
                                                                                 2000           1999
                                                                            -------------   ------------
                                                                              (Unaudited)
Assets:

  Land                                                                      $  7,695,392    $ 1,178,693
  Depreciable property                                                        31,873,043      6,189,095
                                                                            ------------    -----------
                                                                              39,568,435      7,367,788
  Less accumulated depreciation                                               (6,612,304)    (1,453,177)
                                                                            ------------    -----------
                                                                              32,956,131      5,914,611

Investment In Partnerships                                                     4,275,810        930,970

Cash and Cash Equivalents                                                        193,465         33,774
Restricted Cash                                                                  864,959         52,089
Accrued Interest Receivable, Affiliates                                        1,325,169         36,997
Other Receivables                                                                 79,103          3,724
Due from Managing Shareholder                                                          0         14,783
Advances to Affiliates                                                         6,730,936          5,141
Other Property and Equipment                                                     272,720        134,981
Other Assets                                                                     748,733        209,128
                                                                            ------------    -----------
      Total Assets                                                          $ 47,447,025    $ 7,336,198
                                                                            ============    ===========


Liabilities:

Mortgages payable                                                           $ 25,144,421    $ 4,278,117
Accounts payable and accrued liabilities                                       2,341,518      1,295,092
Note payable                                                                     115,000        100,000
Notes payable, affiliates                                                      3,813,313         50,000
Capital lease obligation                                                          40,775         42,369
Security deposits                                                                195,515         40,308
                                                                            ------------    -----------
      Total Liabilities                                                       31,650,542      5,805,886

Minority Partners                                                                536,900              0

Shareholders' Equity:
Common  Shares  of  beneficial  interest,   no  par  value,   25,000,000  shares
authorized; 824,552 and 675,086 shares issued and outstanding or assumed
to be issued as of September 30, 2000 and December 31, 1999, respectively     29,871,847      6,616,806
Distributions                                                                   (342,507)      (342,507)
Deficit                                                                      (14,269,757)    (4,743,987)
                                                                            ------------    -----------
     Total Shareholders' Equity                                               15,259,583      1,530,312
                                                                            ------------    -----------
                                                                            $ 47,447,025    $ 7,336,198
                                                                            ============    ===========


                 See notes to consolidated financial statements.

                               Baron Capital Trust
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2000 and 1999

                                                            Nine                Nine               Three              Three
                                                           Months              Months             Months             Months
                                                           Ended               Ended               Ended              Ended
                                                       September 30,       September 30,      September 30,      September 30,
                                                            2000                1999               2000               1999
                                                            ----                ----               ----               ----
                                                        (unaudited)         (unaudited)         (unaudited)        (unaudited)
Revenue:
  Rental                                               $3,155,896             $871,001          $1,411,137           $280,496
  Equity in net loss of unconsolidated partnership       (113,915)                   0             (34,921)            29,093
  Interest and other income                               634,476                1,037             266,342                  -
                                                       -----------------------------------------------------------------------
                                                        3,676,457              872,038           1,642,558            309,589

Real Estate Expenses:
  Depreciation                                            550,985              107,361             231,768             34,454
  Interest                                              1,045,039              230,534             489,524             86,043
  Repairs and maintenance                                 502,951               61,092             222,387             23,365
  Personnel                                               442,644               89,576             177,268             32,105
  Property Taxes                                          274,838               61,484             127,020             20,208
  Property Insurance                                       68,504               15,418              30,474              4,700
  Utilities                                               283,151               50,621             138,997             21,020
  Other                                                   308,226              143,948              98,475             12,378
                                                       -----------------------------------------------------------------------
                                                        3,476,338              760,034           1,515,913            234,273

Administrative Expenses:
  Personnel, including officers' compensation             691,864              642,633             156,403            143,215
  Professional services                                   288,556              593,208              34,517            162,653
  Other                                                   388,832               47,677             179,209              5,509
                                                       -----------------------------------------------------------------------
                                                        1,369,252            1,283,518             370,129            311,377

Provision for Property Impairment                       8,356,638                    -                   -                  -
                                                       -----------------------------------------------------------------------

     Total expenses                                    13,202,227            2,043,552           1,886,041            545,650
                                                       -----------------------------------------------------------------------

Net Loss                                               $9,525,770)         ($1,171,514)          ($243,483)         ($236,061)
                                                       =======================================================================

Net Loss per Common Share Basic and Diluted               ($13.72)              ($1.97)             ($0.35)            ($0.36)
                                                       =======================================================================
Weighted Average Number of Common Shares Oustanding       694,258              594,677             702,076            655,725

                               BARON CAPITAL TRUST
                 Consolidated Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2000


                                                               SHARES       AMOUNT     DISTRIBUTIONS     DEFICIT          TOTAL
                                                               ------       ------     -------------     -------          -----
Balance, December 31, 1999                                    675,086    $ 6,616,806    ($342,507)    ($ 4,743,987)    $  1,530,312

Proceeds from sale of Common Shares of
    beneficial interest, net of offering costs                 26,990        230,118         --               --            230,118

Common Shares assumed to be issued                          2,449,525     22,861,995         --               --         22,861,995

Net Loss                                                         --             --           --         (9,525,770)      (9,525,770)

Credit for estimated fair value of services
     performed by officer                                        --          162,928         --               --            162,928
                                                            -----------------------------------------------------------------------
Balance, September 30, 2000                                 3,151,601    $29,871,847    ($342,507)    ($14,269,757)    $ 15,259,583
                                                            =======================================================================

                               BARON CAPITAL Trust
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999

                                                                    Nine months ended September 30,
                                                                         2000          1999
                                                                         ----          ----
                                                                     (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                          ($9,525,770)   ($1,171,514)
   Adjustments to reconcile net loss to net cash
           used by operating activities:
         Provision for officer's compensation                            162,928           --
         Depreciation and Amortization                                   550,985        132,662
         Equity in net loss of unconsolidated partnership                113,915           --
         Recognition of Provision for Impairment                       8,356,638           --
        (Increase) Decrease in operating assets:
            Other receivables                                             37,579         62,254
            Accrued Interest Receivable, Affiliate                        13,394         87,132
            Other assets                                                  (9,450)       (39,295)
         Increase (Decrease) in operating liabilities:
            Accounts payable and accrued liabilities                    (111,041)       259,489
            Lease Obligations                                               --          (20,325)
            Security deposits                                            (28,092)         3,560
                                                                     ---------------------------
               Net cash used by operating activities                    (438,914)      (686,037)

Cash Flows from Investing Activities:
   Investment in partnerships                                              1,203       (820,121)
   Cash distributions from partnerships                                  557,471           --
   Purchases of other property and equipment                             (17,697)         6,311
   Increase in Restricted Cash                                          (101,990)      (118,773)
   Advances to affiliates                                                (13,479)        10,750
                                                                     ---------------------------
               Net cash provided by (used in) investing activities       425,508       (921,833)

Cash Flows from Financing Activities:
   Partners' capital contributions                                       230,118      1,845,666
   Distributions paid                                                       --         (269,947)
   Proceeds from mortgage financing                                         --          236,273
   Proceeds from notes payable affiliates                                 34,534       (256,000)
   Proceeds from note payable                                             15,000           --
   Payments on mortgages payable                                        (101,575)          --
   Payments on capital lease obligation                                   (4,980)          --
   Other                                                                    --             --
                                                                     ---------------------------
               Net cash provided by financing activities                 173,097      1,555,992

Net Increase in Cash and Cash Equivalents                                159,691        (51,878)

Cash and Cash Equivalents, Beginning                                      33,774        177,299
                                                                     ---------------------------
Cash and Cash Equivalents, Ending                                    $   193,465    $   125,421
                                                                     ==========================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for mortgage and other interest                        $ 1,045,039    $   230,534
                                                                     ==========================

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The consolidated balance sheet as of September 30, 2000, consolidated statements of operations for the nine months ended September 30, 2000 and 1999 and three months ended September 30, 2000 and 1999, the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and the consolidated statement of shareholders' equity for the nine months ended September 30, 2000 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the period presented, have been made. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 2. BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Trust will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the nine months ended September 30, 2000 and the year ended December 31, 1999 the Trust incurred net losses of $9,525,770 and $3,166,927 and negative cash flows from operations of $438,914 and $1,022,587. The auditors' report for the year

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


        ended December 31, 1999 was qualified to express substantial doubt about the Trust's ability to continue as a going concern.

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

        Officers' Compensation

        Gregory K. McGrath, a founder of the Trust and the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as a trustee of the Board of the Trust, serves as Chief Executive Officer of the Trust. He agreed to serve as Chief Executive Officer of the Trust for its initial year of operations in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust. During 1998, 1999 and the first three quarters of 2000, no Common Shares or Units were issued to Mr. McGrath as compensation. However, in order to reflect all appropriate administrative expenses of the Operating Partnership, a provision of $162,928 has been made in the accompanying financial statements for the estimated fair value of the services rendered by Mr. McGrath as the Chief Executive Officer for the first three quarters of 2000. This amount has been charged to compensation expense, with corresponding credits to partners' capital. This estimate of the fair value of such services was determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

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

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)

        Underwriting Agreement

        In connection with the Cash Offering, which terminated on May 31, 2000 (see "Note 6. Shareholders' Equity"), the Trust issued to Sigma Financial Corporation (the "Underwriter"), warrants to purchase Common Shares in an amount equal to 8.5% of the number of Common Shares sold in the offering on a best effort basis, by the Underwriter and participating broker-dealers selected by the Underwriter and the Trust. The warrants may be exercised at any time and from time to time through May 15, 2003 at an exercise price of $13.00 per warrant share. The Trust has reserved 59,676 Common Shares under the Underwriting Agreement, which is equivalent to 8.5% of the 702,076 Common Shares sold in the Cash Offering.

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

        Accrued Interest Receivable, Affiliates

        Certain  of  the  Exchange   Partnerships   acquired  by  the  Operating
        Partnership in the Exchange Offering hold subordinated notes due from limited partnerships controlled by Mr. McGrath. See "Note 6.
        Shareholders' Equity." These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of September 30, 2000, the Trust was due $1,325,169 on these notes.

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

        Exchange Offering

        In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Operating Partnership Units (with an initial assigned value of $24,495,249) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is a founder and the Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as a trustee of the Board of the Trust.

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

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

        For financial statement presentation purposes, it is assumed that the Units of limited partnership interest in the Operating Partnership issued to Exchange Limited Partners in the Exchange Offering have been issued as Common Shares of the Trust, since the unit holders are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any unit holder who requests an exchange and subject to certain other exceptions.

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

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

        Distributions

        There were no distributions in the nine months ended September 30, 2000.

NOTE 7. NET LOSS PER SHARE

        The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

        Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive Common

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


        Share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for both the three and nine months ended September 30, 2000 and 1999.

        The components used in calculating basic net loss per share are as follows:

                                                                       Weighted           Loss
                                                                        Average           Per
                                                    Net Loss            Shares            Share
                                                    --------            ------            -----
        Three Months Ended September 30, 2000      ($243,483)           702,076          ($0.35)
        Three Months Ended September 30, 1999      ($236,061)           655,725          ($0.36)
        Nine Months Ended September 30, 2000     ($9,525,770)           694,258         ($13.72)
        Nine Months Ended September 30, 1999     ($1,171,514)           594,677          ($1.97)

NOTE 8. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        The unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2000 have been prepared assuming that the Exchange Offering had been fully subscribed and occurred on January 1, 2000.

        The pro forma information is not necessarily indicative of what the Trust's results of operations would have been assuming the completion of the described transaction at the beginning of the period indicated, nor does it purport to project the Trust's results of operations for any future period.


       Unaudited Pro Forma Condensed Consolidated Statement of Operations
                  For the Nine Months ended September 30, 2000

                                   Statement of
                                 Operations as of      Pro Forma
                                September 30, 2000    Adjustments     Pro Forma

       Total Revenues              $ 3,676,000      $ 1,486,000(1)   $5,162,000
       Cost and Expenses           $ 4,846,000      $ 1,350,000(2)   $6,196,000
       Provision for Property
       Impairment                  $ 8,357,000      ($8,357,000)(3)
                                   -----------      ---------------  ----------
       Net Income (loss)           ($9,526,000)                     ($1,034,000)
       Weighted Average
       Number of Common Shares         694,258                          694,258

       Net Loss Per Share          ($    13.72)                      ($    1.49)

        Pro Forma Adjustments

        The unaudited pro forma condensed consolidated financial statements represent the acquisition of substantially all of the partnership interests in the Exchange Partnerships, which will be accounted for under the purchase method of accounting. The Trust has estimated the

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

        Pro forma depreciation for the period ended September 30, 2000 is based upon assets at fair value at January 1, 2000, primarily based upon 30-year asset lives.

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

NOTE 9. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        In April 2000, in connection with the completion of the Exchange Offering, the Operating Partnership acquired indirect equity interests in 16 rental properties and subordinated mortgage interests in 10 additional properties through the acquisition of substantially all partnership interests in the Exchange Partnerships which own land and depreciable property, accrued interest, advances, other assets, mortgages and notes payable, as follows:

          Land and Depreciable Property                    $32,474,270
          Accrued Interest - Affiliate                       1,338,564
          Advances to Affiliates                             6,843,286
          Other Assets                                         736,604
                                                           -----------
          Total Assets                                     $41,392,724

          Mortgages Payable                                $19,725,536
          Notes Payable - Affiliate                          3,639,638
                                                           -----------
          Total Liabilities                                $23,365,174
                                                           ===========
          Equity                                           $18,027,550
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

        Through the Operating Partnership, the Trust has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

        During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of February 12, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 109 units have been rented. In September 2000, the Alexandria Partnership entered into an agreement to sell the Alexandria Property in exchange for $510,000 cash, record title to 20 acres of undeveloped property located in Vero Beach, Florida and the assumption by the contemplated purchaser of the existing first mortgage loan secured by a first mortgage on the Alexandria
        Property with a principal balance as of February 12, 2001 of approximately $8,650,000. If the sale, which is subject to certain closing conditions, is completed, the Operating Partnership will receive 40% of the net proceeds and other consideration payable to the Alexandria Partnership.

        In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Mr. McGrath. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

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

        Consolidated Balance Sheet as of September 30, 2000 Compared to December 31, 1999

        Due to the completion of the Exchange Offering, the balance sheet for the Trust reflects large increases in assets, liabilities and shareholders' equity. During the nine months ended September 30, 2000, total assets increased to $47.4 million while liabilities increased to $31.7 million. As described above, the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owns an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets in excess of $39.5 million, which are subject to $25.1 million in first mortgage debt.

        Shareholders' equity increased to $15.3 million due to the issuance in the Exchange Offering of 2,449,525 Units with an initial assigned value of $24.5 million, reduced by a one-time write off charge of $1.7 million (which represents unamortized loan costs recorded on the Exchange Partnerships' books that were in place at the time of the Exchange Offering from the syndication of the prior partnership structure) and a net loss for the nine months ended September 30, 2000 of $9.5 million.

        Operations for the Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

        Revenues, real estate expenses and administrative expenses all increased substantially for the nine months ended September 30, 2000 in comparison to the nine months ended September 30, 1999 due to the completion of the Exchange Offering mentioned above and the addition of the 26 Exchange Properties and their related operating costs.

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

        Liquidity and Capital Resources

        Net Cash Used by Operating Activities in the nine months ended September 30, 2000 was ($438,914) compared to ($686,037) in the nine months ended September 30, 1999. A number of items, including an increase in certain liabilities and a decrease in certain assets, contributed to the reduced use of cash by operating activities.

        Net cash provided by investing activities in the nine months ended September 30, 2000 was $425,508 compared to ($921,833) in the nine months ended September 30, 1999.

        The  increase in cash for 2000 was due  primarily to an increase in cash
        distributions   from  the  Exchange   Partnerships  and  a  decrease  in
        investments in partnerships.

        Net cash provided by financing activities in the nine months ended September 30, 2000 was $173,097 compared to $1,555,992 for the nine months ended September 30, 1999. The decrease in cash was due to a decrease in the sale of Trust Common Shares in the Cash Offering, which expired in May 2000.

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

Item 2. Changes in Securities and Use of Proceeds


        Not Applicable.

Item 3. Defaults upon Senior Securities

        In connection with a transaction described above at "Part I - Item 2. Management's Discussion and Analysis or Plan of Operations - Results of Operations," the Trust (along with its Chief Executive Officer) agreed to co-guarantee up to 35% (or a maximum of approximately $6,000,000) of long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of a residential apartment property (the "Burgundy Hills Property") under development in Boone County, Kentucky. The Borrower is controlled by Gregory K. McGrath, a founder and the Chief Executive Officer of the Trust. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the loan is not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loan or arrange for a third party to do so.

        In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that since the default had not been cured within applicable grace periods under the loan agreement, it was exercising its right to accelerate the loan and demanded payment of the outstanding principal balance of the loan, together with all interest due thereon and amounts owed to KeyBank for charges, fees and expenses, in the aggregate amount of $5,633,135, and that it was relieved of any commitment to loan any additional funds to the Borrower for the existing phase and additional phases of the construction project.

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

Item 4. Submission of Matters to a Vote of Security Holders

        On July 25, 2000, the Trust held its annual meeting of shareholders. At the meeting, shareholders voted to elect all three nominees to serve as Trustees on the Board of the Trust, to ratify the selection of Rachlin Cohen & Holtz, Miami, Florida, as the independent auditors of the Trust and the Operating Partnership, and to increase the authorized number of Trustees of the Board from three to five. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.


                                           No. Votes                                                         Broker
        Matter Presented                       For            Against         Withheld       Abstained       Non-Votes
                                               ---            -------         --------       ---------       ---------
        Election of Trustees
           James H. Bownas                  240,301             500              -             5,060             -
           Peter M. Dickson                 240,301             500              -             5,060             -
           Baron Advisors, Inc.             240,301             500              -             5,060             -
        Ratify Auditors                     240,301             500              -             5,060             -
        Increase No. of Trustees            245,861               -              -                 -             -

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

        27      Financial Data Schedule


     (b) On September 28, 2000, the Registrant filed a Current Report on Form 8-K to report the item described above in "Part II - Item 3 - Defaults Upon Senior Securities."


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 27, 2001

                                       BARON CAPITAL TRUST

                                       By: /s/  Gregory K. McGrath
                                           -----------------------------
                                           Gregory K. McGrath
                                           Chief Executive Officer

                                       By: /s/  Mark L. Wilson
                                           -----------------------------
                                           Mark L. Wilson
                                           Chief Financial Officer