Form 10KSB
period 2000-12-31
BARON CAPITAL TRUST
filed 2001-05-08
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (MARK ONE)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                        COMMISSION FILE NUMBER 333-35063

                            ------------------------

                               BARON CAPITAL TRUST
           (Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                     31-1574856
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
                Organization)                              Identification No.)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $5,374,412.

As of March 31, 2001 the aggregate market value of voting and non-voting equity common stock held by non-affiliates (based on total shares outstanding reduced by the number of shares held by trustees, officers, and other affiliates) of the registrant was $9,408,910 based on the purchase price paid for shares issued to 437 investors in the registrant's Cash Offering which ended in May 2000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [_]   No [_]

                  -------------------------------------------
                  -------------------------------------------

                               BARON CAPITAL TRUST

                            FORM 10-KSB ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                            PAGE

PART I:
Item 1   Description of Business............................................  4
Item 2   Description of Properties..........................................  8
Item 3   Legal Proceedings.................................................. 50
Item 4   Submission of Matters to a Vote of Security Holders................ 50

PART II:
Item 5   Market for Common Equity and Related Stockholder Matters........... 50
Item 6   Management's Discussion and Analysis or Plan of Operation.......... 50
Item 7   Financial Statements............................................... 56
Item 8   Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure................................ 57

PART III:
Item 9   Trustees, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................. 57
Item 10  Executive Compensation............................................. 60
Item 11  Security Ownership of Certain Beneficial Owners and Management..... 60
Item 12  Certain Relationships and Related Transactions..................... 62
Item 13  Exhibits and Reports on Form 8-K................................... 63

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

     In May 1998, pursuant to a registration statement on Form SB-2, the Trust commenced a public offering of 2,500,000 common shares of beneficial interest ("Trust Common Shares" or "Common Shares") at an offering price of $10.00 per share ("Cash Offering"). The Cash Offering terminated on May 31, 2000. The Trust has contributed to the Operating Partnership the net cash proceeds ($5,467,858) from the issuance of Common Shares in exchange for an equivalent number of units of limited partnership in the Operating Partnership ("Operating Partnership Units" or "Units"). As of March 31, 2001, the Trust had sold and/or issued to the public 940,891 Common Shares.

     The Trust, together with the Operating Partnership, was formed to acquire, own, operate, manage and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. To this end, in April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") to acquire equity interests in 23 real estate partnerships, which directly or indirectly own equity and/or debt interests in 26 residential apartment properties located in the southeast and mid-west United States. (See "Brief Description of Properties - Exchange Offering" and ITEM 2 - DESCRIPTION OF PROPERTIES below). The Trust is the sole general partner of the Operating Partnership and, as of April 15, 2001, owned 702,076 Operating Partnership Units, representing approximately 18% of the then outstanding Units. The Managing Shareholder of the Trust is Baron Advisors, Inc. (the "Managing Shareholder").

     The Trust intends to make regular quarterly pro rata distributions to its Shareholders of net income, if any, generated from investments in property interests. The Trust has elected to operate as a real estate investment trust ("REIT") for federal income tax purposes, provided, however, that if its Managing Shareholder determines, with the affirmative vote of a majority in interest of Shareholders entitled to vote on such matter approving the Managing Shareholder's determination, that it is no longer in the best interests of the Trust to continue to qualify as a REIT, the Managing Shareholder may revoke or otherwise terminate the Trust's REIT election pursuant to applicable federal tax law.

     The Operating Partnership conducts all of the Trust's real estate operations and holds all direct or indirect property interests acquired. The Operating Partnership owns record title to properties or limited partnership interests or other equity interests in limited partnerships and other entities that own direct or indirect interests in properties. The Trust is the sole general partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. The operations of the Trust will be carried on through the Operating Partnership (and any other subsidiaries the Trust may have in the future), among other reasons, in order to
(i) enhance the ability of the Trust to qualify and maintain its status as a REIT for federal income tax purposes, and (ii) enable the Trust to indirectly acquire interests in residential apartment properties in exchange transactions, such as the Exchange Offering, that involve the exchange of Operating Partnership Units for limited partnership interests in limited partnerships which directly or indirectly own such property interests, and thereby provide the opportunity for deferral until a later date of any tax liabilities that sellers of partnership interests otherwise would incur if they received cash or Trust Common Shares in connection therewith. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of properties in which it acquires an interest.

     The Managing Shareholder has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to
(i) general supervision and review by the Independent Trustees and the Managing Shareholder acting together as the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees not affiliated with the Managing Shareholder or its affiliates.

     The Trust's executive offices are located in Cincinnati, Ohio at 7826 Cooper Road, Cincinnati, Ohio 45242. The Trust's main telephone number is (513) 984-5001.

Brief Description of Properties

   Acquired Properties

     Through the Operating Partnership, the Trust invests in direct or indirect equity or debt interests in residential apartment communities. As of December 31, 2000, the Trust had an indirect equity interest in four apartment communities (consisting of an aggregate of 309 apartment units). The Trust acquired beneficial ownership interests in the four properties (individually an "Acquired Property" and collectively, the "Acquired Properties") with the net proceeds of the Cash Offering. The Operating Partnership acquired other property interests in connection with the Exchange Offering described below under " - Exchange Offering." Three of the Acquired Properties were constructed during the 1980s and are comprised of one-story garden style apartment buildings of modular construction. One of the Acquired Properties is still under construction. As of March 31, 2001, 112 units of that property had been completed, 109 of such units have been rented and three units are in the rent-up stage. An additional 56 units are planned for completion by the end of 2001. The Acquired Properties are located in urban and suburban and secondary markets in Florida and Kentucky. During 2000, the average economic occupancy of the Acquired Properties was approximately 94.1% and the average monthly rent collected per occupied unit was approximately $550.

     The table below indicates the geographic locations of the Acquired Properties in which the Trust had an ownership interest at December 31, 2000:

          State             Sites      Properties      Units
          ------            -----      ----------      -----
          Florida             3             3           197
          Kentucky            1             1           112
                            -----         -----        -----
          Total               4             4           309
                            =====         =====        =====

   Exchange Offering

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units (with an initial assigned value of $24,494,920) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners") which were controlled by Gregory K. McGrath, who is the Chief Executive Officer of the Trust, a principal unitholder of the Operating Partnership, and the Chief Executive Officer and sole stockholder and director of the Managing Shareholder of the Trust.

     Following the completion of the Exchange Offering, (i) the Exchange Partnerships continue to own the same property interests they owned prior to the offering, (ii) substantially all of the limited partnership interests in the 23 Exchange Partnership are owned by the Operating Partnership, (iii) Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; (iv) the Corporate General Partner of each of the Exchange Partnerships has assigned to the Operating Partnership all of its economic interest in the partnership; and (v) Mr. McGrath has caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership owns substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and the Trust controls management of such partnerships.

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

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Percentage
                                                        No. of Units                           No. of Units            of
                                                       Accepting the        Percentage of      Declining the      Outstanding
Name of Exchange Partnership                         Exchange Offering    Outstanding Units  Exchange Offering       Units
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund, Ltd.                      2,250.00             93.75%              30.00             1.25%
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund II, Ltd.                   1,600.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund IV, Ltd.                   2,000.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund V, Ltd.                    2,340.00             97.50%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund VI, Ltd.                   2,310.00             96.65%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund VIII, Ltd.                 2,400.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund IX, Ltd.                   2,364.00             98.50%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund X, Ltd.                    2,350.00             97.62%              50.00             2.08%
------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Vulture Fund I, Ltd.                       1,800.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Brevard Mortgage Program, Ltd.                               575.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Central Florida Income Appreciation Fund, Ltd.             2,069.99             98.57%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund, Ltd.                          1,534.00             95.04%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund II, Ltd.                       1,890.00             94.50%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund III, Ltd.                      1,484.00             92.75%             116.00             7.25%
------------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund IV, Ltd.                       3,520.00             96.70%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Florida Income Advantage Fund I, Ltd.                        925.00             98.40%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Florida Income Appreciation Fund I, Ltd.                     190.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Florida Income Growth Fund V, Ltd.                         2,210.00             96.09%              90.00             3.91%
------------------------------------------------------------------------------------------------------------------------------
Florida Opportunity Income Partners, Ltd.                    800.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
GSU Stadium Student Apartments, Ltd.                       1,862.10            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Lamplight Court of Bellefontaine Apartments, Ltd.            700.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Midwest Income Growth Fund VI, Ltd.                          560.00             93.33%                 --                --
------------------------------------------------------------------------------------------------------------------------------
Realty Opportunity Income Fund VIII, Ltd.                    904.00             95.76%               5.00              .53%
------------------------------------------------------------------------------------------------------------------------------

           Total                                          38,638.09             97.40%             291.00             0.73%
------------------------------------------------------------------------------------------------------------------------------

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

     The number of Operating Partnership Units offered in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Operating Partnership Unit was arbitrarily assigned an initial value of $10.00, which corresponds to the offering price of each Trust Common Share offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding is substantially identical since Unit holders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares being offered by the Trust in the Cash Offering) have been registered under the Act. As of March 31, 2001, holders of 113,912 Units have elected to exchange their Units for an equivalent number of Common Shares.

Competition

     The apartment industry is highly competitive and fragmented with numerous owners and developers competing with the Trust on a national, regional and local basis. Competition for residents of apartment communities is subject to the conditions and pricing of individual units, local market conditions, the location of the apartment community and other factors. In addition, other forms of housing, including manufactured housing communities and single-family homes provide alternatives to potential residents.

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

Employees

     The Trust and the Operating Partnership currently employ a total of 48 full-time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

   Description of Properties

     The Trust has executive and administrative offices, financial operations and a portion of property operations located in approximately 2,500 square feet at 7826 Cooper Road, Cincinnati, Ohio 45242. The space is subleased on a month-to-month basis from an affiliated entity. The Trust has approximately 5,000 square feet of leased space at 7809 Cooper Road, Cincinnati, OH 45242 which is sub-leased on a month-to-month basis to an affiliated company. The 7809 Cooper Road space was leased in July 1998 from Grammas Development, an unaffiliated entity, for a term of five years. The amount per square foot paid by and to the affiliated entities is the same, and is also the same amount as paid to the underlying lease holders. Management believes that the lease terms are competitive with commercial lease rates in the Cincinnati market.

   The Acquired Properties

     Set forth below is a description of the Operating Partnership's acquisition between June 1998 and June 1999 of beneficial interests in 67-unit, 80-unit, 50-unit and a 40% limited partnership interest in a 168-unit residential apartment properties located in Orlando, Lakeland and New Smyrna Beach, Florida, and Alexandria, Kentucky, respectively, and a limited partnership interest in 13 real estate partnerships managed by affiliates of the Managing Shareholder, including certain of the Exchange Partnerships, which own direct or indirect equity or debt interests in residential apartment properties (less than 4% in each case). By acquiring general and limited partnership interests in entities that own record title rather than direct record title when acquiring property interests, the Operating Partnership avoids certain costs, such as first mortgage assumption fees and recordation of title costs. The investments were made using net proceeds of the Trust's Cash Offering. Also described is a purchase agreement entered into by the Trust under which the Trust, subject to certain conditions, agreed to acquire two residential apartment properties (totaling 652 units) under development in Burlington and Louisville, Kentucky upon completion of construction. One of the properties has been sold by its owner, with the consent of the Trust.

     Heatherwood Apartments

     In June 1998, the Operating Partnership acquired the entire limited partnership interest in Heatherwood Kissimmee, Ltd., a Florida limited partnership (the "Heatherwood Partnership") which owns fee simple title to a 67-unit residential apartment property referred to as the Heatherwood Apartments
- Phase I (the "Heatherwood Property" located at 1005 Airport Road in Kissimmee, Florida 32741. In November 1997 an affiliate of the Operating Partnership, Baron Capital XLV, Inc., acquired the general partnership interest in the Heatherwood Partnership. Set forth below is certain information describing the property, first mortgage financing to which the property is subject and the acquisition by the Operating Partnership of beneficial ownership of the property.

     The Heatherwood Property, completed in 1981, consists of 17 studio/one bathroom units, 45 one bedroom/one bathroom units, and five two bedroom/one bathroom units. The property is situated on approximately 2.26 acres and has approximately 35,136 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of March 31, 2001 for each type of unit was approximately $445, $560 and $690, respectively, or $1.54, $.97 and $.79 per square foot, respectively. The average monthly occupancy rates for 1996, 1997, 1998, 1999, and 2000 were approximately 93%, 97%, 94%, 96%, and 98%, respectively. The average annual rental rate per unit for each of the last five years has been $5,628 (1996), $5,820 (1997), $6,060
(1998), $5,555 (1999), and $6,377 (2000).

     The Operating Partnership acquired the entire limited partnership interest in the Heatherwood Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of $830,000. The purchase price was based on an independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Heatherwood Property is subject to first mortgage financing with a current principal balance of approximately $1,900,000 (as of March 31, 2001). The mortgage is held by GMAC Commercial Mortgage Corp. The first mortgage loan matures in February 2011. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,083,553. The monthly debt service payments are $8,847, or an annual amount of $106,164. The loan bears a fixed interest rate of 7.625% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

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

     The Heatherwood Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Heatherwood Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2000 is $1,506,169. Depreciation is taken on a straight-line basis over 30 years. The Heatherwood Property is taxed at 200 mills per $10,000 valuation, and the 2000 taxes due March 31, 2001 were $23,300. Estimated taxes on proposed improvements are not material.

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

     The Crystal Court Property, completed in 1986, consists of 20 studio/one bathroom units, 54 one bedroom/one bathroom units, and six two bedroom/one bathroom units. The property is situated on approximately 6.8 acres and has approximately 42,048 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of March 31, 2001 for each type of unit is approximately $329, $399 and $540, respectively, or $1.14, $.69 and $.62 per square foot, respectively. The average monthly occupancy rates for 1996, 1997, 1998, 1999 and 2000 were approximately 90%, 95%, 91%, 95%, and 95%, respectively. The average annual rental rate per unit for the Crystal Court Property for each of the last five years has been $4,356 (1996), $4,632 (1997), $4,812 (1998), $4,433 (1999), and $4,686 (2000).

     The Operating Partnership acquired the entire limited partnership interest in the Crystal Court Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of approximately $704,000. The purchase price was based on an independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Crystal Court Property is subject to first mortgage financing with a current principal balance of approximately $1,433,790 (as of March 31, 2001). The mortgage is held by GMAC Commercial Mortgage Corp. The first mortgage loan matures in October 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,366,490. The monthly debt service payments are $10,446, or an annual amount of $125,355. The loan bears a fixed interest rate of 7.5% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

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

     The Crystal Court Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Crystal Court Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2000 is $1,600,696. Depreciation is taken on a straight-line basis over 30 years. The Crystal Court Property is taxed at 21.4 mills per $1,000 valuation, and the 2000 taxes due March 31, 2001 were $25,393. Estimated taxes on proposed improvements are not material.

     Riverwalk Apartments

     In September 1998, the Operating Partnership acquired the entire limited partnership interest in Riverwalk Enterprises, Ltd., a Florida limited partnership ("Riverwalk"), which owns fee simple title to a 50-unit residential apartment property located at 47 Jacaranda Cay Court, New Smyrna Beach, Florida 32169 (the "Riverwalk Property"). Simultaneously, an affiliate of the Operating Partnership, Riverwalk, LC, a Florida limited liability company, acquired the general partnership interest in Riverwalk. Gregory K. McGrath, the Chief Executive Officer of the Trust, is the manager of Riverwalk, LC. The Operating Partnership owns 99% of the membership interests in Riverwalk, LC. The remaining 1% membership interest is nominally held by the Managing Shareholder of the Trust, as agent for the Operating Partnership.

     The Riverwalk Property, completed in 1986, consists of 50 two bedroom units. Forty-five units have two bathrooms and five have one bathroom. The property is located directly on the intracoastal waterway and was originally built for condominium sale. The Operating Partnership will operate the property as a rental community for the indefinite future. Occupancy data for the years 1996 and 1997 for the Riverwalk Property is unavailable. The occupancy rates in 1998, 1999 and 2000 were 98%, 96% and 99%, respectively. As of March 31, 2001, the property was 92% occupied. The average monthly rental rate as of March 31, 2001 was approximately $570 for a one bath unit and $610 for a two bath unit. The property has 51,024 square feet of rentable space, or approximately 1,020 square feet on average per unit. The current rent per square foot is approximately $.59. The average annual rental rates for 1999 and 2000 were approximately $7,123 and $7,272 per unit, respectively.

     The Operating Partnership acquired the Riverwalk limited partnership interests from 12 unaffiliated individuals, and Riverwalk, LC acquired the Riverwalk general partnership interest from Riverwalk Enterprises, Inc. for a total purchase price of approximately $700,000. None of the principals of Riverwalk Enterprises is affiliated with the Trust or the Operating Partnership. The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. The sale was subject to a first mortgage of approximately $1,330,000, held by TMG Life Insurance Company. The current principal balance of the mortgage is approximately $1,547,967 (as of March 31, 2001). The mortgage matures in November 2004 and has a current interest rate of 8.77%. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,411,716. The monthly debt service payments are $14,072, or an annual amount of $168,860. Prepayment is permitted at any time, subject however to a yield maintenance termination fee calculated in accordance with the terms of the loan.

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

     The Riverwalk Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Riverwalk Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2000 is $1,460,476. Depreciation is taken on a straight-line basis over 30 years. Riverwalk is taxed at 24.95 mills per $1,000 valuation and the 2000 taxes due March 31, 2001 were $35,323. Estimated taxes on proposed improvements are not material.

     The total cost of the acquisition to the Operating Partnership was approximately $655,000, which includes costs of the transaction, including a $200,000 commission paid to Prime One Realty Inc. An affiliate of Mr. McGrath received one- half of the commission from Prime One Realty Inc. The Operating Partnership borrowed $575,000 from I. Stanley Levine, Trustee, of Miami, Florida, in order to complete the acquisition. The Levine loan has been repaid in full.

     Alexandria Property

     During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. The aggregate purchase price was $1,285,000, and the Operating Partnership owned an option to acquire the remaining limited partnership interests at the same price per percentage interest (for an additional price of approximately $1,950,000). The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. During 2000, the Operating Partnership purchased no additional units and the option expired in October 2000. An affiliate of Mr. McGrath sold the partnership interest in the Alexandria Partnership to the Operating Partnership and also serves as its managing general partner. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Partnership is entitled to an annual 12% preferential return which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

     As of March 31, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 109 units have been rented at an average annual rental rate of $7,453. The average monthly occupancy rates for 1998, 1999 and 2000 were 14%, 26% and 61%, respectively, based on all 168 units scheduled to be developed.

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

     Acquisition of Limited Partnership Interests

     In July 1998, the Operating Partnership also was admitted as a limited partner in 13 real estate limited partnerships managed by affiliates of the Managing Partnership, including certain of the Exchange Partnerships. The Operating Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Operating Partnership was approximately $341,000. The percentage interest acquired by the Operating Partnership (less than 4% in each case) was calculated at fair market value. In each instance, the Operating Partnership agreed that its right to receive distributions from cash flow or from a capital event would be subordinate to the right of the existing limited partners to receive any preferred return described in the partnership agreement of the respective partnership. In addition, the Operating Partnership agreed with the Exchange Partnerships that the acquisition would not affect the valuation of the limited partnership interests for purposes of the Exchange Offering. These various partnerships have been accounted for on the cost method since their respective ownership interests represent less than 20% of the equity ownership therein. In addition, the partnerships will periodically assess the realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.

     Contract to Acquire Two Additional Properties

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

     In connection with the transaction, the Trust (along with Mr. McGrath, its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank"). As of March 31, 2001, approximately $6,477,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could elect to require the Trust to buy out the bank's position on the entire outstanding amount of the construction loan.

     In September 2000, the Trust received notice from counsel to KeyBank that Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property, had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently pursuing a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below).

     Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or elect to require the Trust to buy out its position on the entire outstanding amount of the construction loan, or that BankOne will not seek to enforce its right to take over control of the Borrower.

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

     The sole asset of each of 13 of the Exchange Partnerships (individually, an "Exchange Equity Partnership" and collectively, the "Exchange Equity Partnerships") is record title to a residential apartment property or the entire limited partnership or other equity interest in a limited partnership or other entity which owns record title to a property. The sole asset of each of six of the Exchange Partnerships (individually, an "Exchange Mortgage Partnership" and collectively, the "Exchange Mortgage Partnerships") are the entire or an undivided subordinated mortgage interest in one or more properties (and in one case, unsecured debt interests). Each of the remaining four Exchange Partnerships (individually, an "Exchange Hybrid Partnership" and collectively, the "Exchange Hybrid Partnerships") own a combination of (i) all or a portion of the direct or indirect equity interest in one or more properties and (ii) an undivided subordinated mortgage interest in one or more properties (and in one case, unsecured debt interests).

     Certain information relating to the 26 Exchange Properties and mortgage indebtedness secured thereby is summarized in the tables set forth below.

                              Property Information
                            Equity Property Interests

The table set forth below summarizes certain information relating to each of the 16 properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed,
(iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of December 31, 2000, and (v) physical occupancy of each property as of December 31, 2000.


                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
Exchange Equity
Partnerships:

Baron Strategic       Steeplechase       Anderson,        1977       Total           72    3.20      47,280
Investment Fund II,   Apartments(1)      Indiana                      1 BR           12
Ltd.                                                                  2 BR           60

Central Florida       Laurel Oaks        Deland,          1986       Total           56    6.21      45,216
Income Appreciation   Apartments(1)      Florida                      1 BR           11
Fund, Ltd.                                                            2 BR           45

Florida Capital       Eagle Lake         Port             1987       Total           77    4.68      45,504
Income Fund, Ltd.     Apartments(1)      Orange,                      1 BR           73
                                         Florida                      2 BR            4

Florida Capital       Forest Glen        Daytona          1985       Total           52    6.85      62,692
Income Fund II, Ltd.  Apartments         Beach,                       2 BR           28
                      (Phase I)(2)       Florida                      3 BR           24

Florida Capital       Bridge Point       Jacksonville,    1986       Total           48    3.39      27,360
Income Fund III,      Apartments         Florida                     Studio           6
Ltd.                  (Phase II)(1)                                   1 BR           37
                                                                      2 BR            5

Florida Capital       Glen Lake          St.              1986       Total          144    7.16      79,200
Income Fund IV, Ltd.  Apartments(1)      Petersburg,                  1 BR          144
                                         Florida

Florida Income        Forest Glen        Daytona          1985       Total           26    6.85      29,931
Advantage Fund I,     Apartments         Beach,                       2 BR           19
Ltd.                  (Phase III)(2)     Florida                      3 BR            7

Florida Income        Forest Glen        Daytona          1985       Total            8    6.85       9,166
Appreciation Fund     Apartments         Beach,                       2 BR            6
I, Ltd.               (Phase IV)(2)      Florida                      3 BR            2




                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------
Exchange Equity
Partnerships:

Baron Strategic          Avg.        657      $429         $.65        80.6%
Investment Fund II,      1 BR        550
Ltd.                     2 BR        678

Central Florida          Avg.        807      $569         $.71        91.1%
Income Appreciation      1 BR        576
Fund, Ltd.               2 BR        864

Florida Capital          Avg.        591      $486         $.82        97.4%
Income Fund, Ltd.        1 BR        576
                         2 BR        864

Florida Capital          Avg.      1,205      $693         $.58        90.4%
Income Fund II, Ltd.     2 BR      1,075
                         3 BR      1,358

Florida Capital          Avg.        570      $467         $.82        95.8%
Income Fund III,        Studio       288
Ltd.                     1 BR        576
                         2 BR        864

Florida Capital          Avg.        550      $670         $1.21       69.4%
Income Fund IV, Ltd.     1 BR        550


Florida Income           Avg.      1,151      $678         $.59        92.3%
Advantage Fund I,        2 BR      1,075
Ltd.                     3 BR      1,358

Florida Income           Avg.      1,146      $675         $.59        87.5%
Appreciation Fund        2 BR      1,075
I, Ltd.                  3 BR      1,358


                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------

Florida Income        Blossom Corners    Orlando,         1980       Total           70    3.67      39,300
Growth Fund V, Ltd.   Apartments         Florida                     Studio          15
                      (Phase I)(1)                                    1 BR           49
                                                                      2 BR            6
Florida Opportunity   Camellia Court     Daytona          1982       Total           60    5.15      34,848
Income Partners,      Apartments(1)      Beach,                       1 BR           59
Ltd.                                     Florida                      2 BR            1

GSU Stadium Student   Stadium Club       Statesboro,      1987       Total           60    3.50      50,736
Apartments, Ltd.      Apartments(1)      Georgia                     Studio           2
                                                                      3 BR            3
                                                                      4 BR           55

Midwest Income        Brookwood Way      Mansfield,       1974       Total           66    3.92      38,016
Growth Fund VI, Ltd.  Apartments(1)      Ohio                        Studio           3
                                                                      1 BR           60
                                                                      2 BR            3

Realty Opportunity    Forest Glen        Daytona          1985       Total           30    6.85      34,231
Income Fund VIII,     Apartments         Beach,                       2 BR           23
Ltd.                  (Phase II)(2)      Florida                      3 BR            7

Exchange Hybrid
Partnerships:

Baron Strategic       Pineview           Orlando,         1988       Total           91    4.38      46,656
Investment Fund VI,   Apartments(3)      Florida                     Studio          26
Ltd.                                                                  1 BR           59
                                                                      2 BR            6

Baron Strategic       Crystal Court      Lakeland,        1982       Total           72    4.5       43,776
Investment Fund IX,   Phase I(4)         Florida                      1 BR           64
Ltd.                                                                  2 BR            8

Baron Strategic       Crystal Court      Lakeland,        1982       Total           72    4.5       43,776
Investment Fund X,    Phase I(5)         Florida                      1 BR           64
Ltd.                                                                  2 BR            8

                      Pineview           Orlando,         1988       Total           91    4.38      46,656
                      Apartments(6)      Florida                     Studio          26
                                                                      1 BR           59
                                                                      2 BR            6



                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------


Florida Income           Avg.        561      $520         $.93        94.3%
Growth Fund V, Ltd.     Studio       300
                         1 BR        600
                         2 BR        900
Florida Opportunity      Avg.        581      $445         $.77        93.3%
Income Partners,         1 BR        576
Ltd.                     2 BR        864

GSU Stadium Student      Avg.        860      $263         $.31        46.2%
Apartments, Ltd.        Studio       288
                         3 BR        880
                         4 BR        880

Midwest Income           Avg.        576      $378         $.66         97%
Growth Fund VI, Ltd.    Studio       288
                         1 BR        576
                         2 BR        864

Realty Opportunity       Avg.      1,141      $673         $.59        86.7%
Income Fund VIII,        2 BR      1,075
Ltd.                     3 BR      1,358

Exchange Hybrid
Partnerships:

Baron Strategic          Avg.        513      $596         $1.16       95.6%
Investment Fund VI,     Studio       288
Ltd.                     1 BR        576
                         2 BR        864

Baron Strategic          Avg.        608      $431         $.71        88.9%
Investment Fund IX,      1 BR        576
Ltd.                     2 BR        864

Baron Strategic          Avg.        608      $431         $.71        88.9%
Investment Fund X,       1 BR        576
Ltd.                     2 BR        864

                         Avg.        513      $596         $1.16       95.6%
                        Studio       288
                         1 BR        576
                         2 BR        864


                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
Lamplight Court of    Lamplight          Bellefontaine,   1973       Total           80    6.00      46,944
Bellefontaine         Apartments(7)      Ohio                        Studio          12
Apartments, Ltd.                                                      1BR            53
                                                                      2 BR           15
                                                                                --------  --------  -------
                      TOTAL

                      PROPERTIES:                                               1,012**   83.16     680,856
                                                                                ========  ========  =======




                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------

Lamplight Court of       Avg.        587      $387         $.66        87.5%
Bellefontaine           Studio       288
Apartments, Ltd.         1 BR        576
                         2 BR        864
                                     -------  ----------   --------    --------
                                     673      $512         $.80        85.8%
                                     =======  ==========   =========   ========

----------
*    Includes only residential apartment units and excludes common areas.

** Properties in which more than one partnership has an interest are counted only once.

(1) Partnership owns the entire limited partnership interest in a limited partnership which holds fee simple title to the property.

(2) Partnership owns beneficial interest in an unrecorded land trust which holds fee simple title to the property.

(3) Partnership owns (i) a 57.29% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(4) Partnership owns (i) a 44.96% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(5) Partnership owns (i) a 47.59% limited partnership interest in a limited partnership which holds fee simple title to the property and (i) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(6) Partnership owns (i) a 41.71% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(7) Partnership owns (i) a 31.7% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) a debt interest in the property described below in "Mortgage Information - Mortgage Properties" table.

                              Property Information
                             Debt Property Interests

The table set forth below summarizes certain information relating to each of the 11 properties in which Exchange Mortgage Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering own a mortgage interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed, (iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of December 31, 2000, and (v) physical occupancy of each property as of December 31, 2000.

                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
Exchange Mortgage
Partnerships:

Baron Strategic       Blossom Corners    Orlando,         1981       Total       68      3.51        38,100
Investment Fund,      Apartments         Florida                    Studio       16
Ltd.                  (Phase II)(1)                                  1 BR        45
                                                                     2 BR         7

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300
                      Sycamore(1 )       Ohio          quarter       2 BR
                                                          2003       3 BR

Baron Strategic       Country Square     Tampa,           1981       Total       73      4.56        40,032
Investment Fund IV,   Apartments         Florida                    Studio       14
Ltd.                  (Phase I)(1)                                   1 BR        52
                                                                     2 BR         7

Baron Strategic       Candlewood         Tampa,           1984       Total       33      2.75        17,568
Investment Fund V,    Apartments         Florida                    Studio        6
Ltd.                  (Phase II)(1)                                  1 BR        26
                                                                     2 BR         1

                      Curiosity Creek    Tampa,           1982       Total       81      4.51        43,776
                      Apartments(1)      Florida                    Studio       16
                                                                     1 BR        59
                                                                     2 BR         6

Baron Strategic       Heatherwood        Kissimmee,       1982       Total       41      2.26        22,176
Investment Fund       Apartments         Florida                    Studio       10
VIII, Ltd.            (Phase II)(2)                                 1 BR/1B      26
                                                                    2 BR/1B       4
                                                                    2 BR/2B       1



                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------
Exchange Mortgage
Partnerships:

Baron Strategic          Avg.         557      $534         $.96        88.1%
Investment Fund,        Studio        300
Ltd.                     1 BR         600
                         2 BR         864

                         Avg.       1,325        --           --          --
                         2 BR
                         3 BR

Baron Strategic          Avg.         548      $482         $.88        98.6%
Investment Fund IV,     Studio        288
Ltd.                     1 BR         576
                         2 BR         864

Baron Strategic          Avg.         532      $478         $.90        100.0%
Investment Fund V,      Studio        288
Ltd.                     1 BR         576
                         2 BR         864

                         Avg.         540      $468         $.87        97.5%
                        Studio        288
                         1 BR         576
                         2 BR         864

Baron Strategic          Avg.         541      $538         $.99        90.2%
Investment Fund         Studio        288
VIII, Ltd.              1 BR/1B       576
                        2 BR/1B       864
                        2 BR/2B       864




                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
                      Longwood           Cocoa,           1981       Total       59      4.00        36,288
                      Apartments         Florida                     1 BR        51
                      (Phase I)(1)                                   2 BR         8

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300
                      Sycamore(1)        Ohio          quarter       2 BR
                                                          2003       3 BR

Baron Strategic       Curiosity Creek    Tampa,           1982       Total       81      4.51        43,776
Vulture Fund I, Ltd.  Apartments(1)      Florida                    Studio       16
                                                                     1 BR        59
                                                                     2 BR         6
Brevard Mortgage      Meadowdale         Melbourne,       1984       Total       64      4.81        39,168
Program, Ltd.         Apartments(1)      Florida                     1 BR        56
                                                                     2 BR         8

Exchange Hybrid
Partnerships

Baron Strategic       Candlewood         Tampa,           1988       Total       33      2.75        17,568
Investment Fund VI,   Apartments         Florida                    Studio        6
Ltd.                  (Phase II)(3)                                  1 BR        26
                                                                     2 BR         1

                      Country Square                      1981       Total       73      4.56        40,032
                      Apartments         Tampa,                     Studio       14
                      (Phase I)(3)       Florida                     1 BR        52
                                                                     2 BR         7

                      Garden Terrace     Tampa,           1983       Total       91      6.00        54,720
                      Apartments         Florida                    Studio        8
                      (Phase III)(3)                                 1 BR        67
                                                                     2 BR        16


Baron Strategic       Candlewood         Tampa,           1984       Total       33      2.75        17,568
Investment Fund IX,   Apartments         Florida                    Studio        6
Ltd.                  (Phase II)(3)                                  1 BR        26
                                                                     2 BR         1




                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------
                          Avg.         615      $454         $.74        91.5%
                          1 BR         576
                          2 BR         864

                          Avg.       1,325        --           --          --
                          2 BR
                          3 BR

Baron Strategic           Avg.         540      $468         $.87        97.5%
Vulture Fund I, Ltd.     Studio        288
                          1 BR         576
                          2 BR         864
Brevard Mortgage          Avg.         612      $411         $.67        84.4%
Program, Ltd.             1 BR         576
                          2 BR         864

Exchange Hybrid
Partnerships

Baron Strategic           Avg.         532      $478         $.90         100%
Investment Fund VI,      Studio        288
Ltd.                      1 BR         576
                          2 BR         864

                          Avg.         548      $482         $.88        98.6%
                         Studio        288
                          1 BR         576
                          2 BR         864

                          Avg.         601      $481         $.80        92.4%
                         Studio        288
                          1 BR         576
                          2 BR         864


Baron Strategic           Avg.         532      $478         $.90         100%
Investment Fund IX,      Studio        288
Ltd.                      1 BR         576
                          2 BR         864


                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
                      Garden Terrace     Tampa,           1983       Total       91      6.00        54,720
                      Apartments         Florida                    Studio        8
                      (Phase III)(3)                                 1 BR        67
                                                                     2 BR        16

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300
                      Sycamore(3)        Ohio          quarter
                                                          2003

Baron Strategic       Garden Terrace     Tampa,           1983       Total       91      6.00        54,720
Investment Fund X,    Apartments         Florida                    Studio        8
Ltd.                  (Phase III)(3)                                 1 BR        67
                                                                     2 BR        16

                      Heatherwood        Kissimmee,       1982       Total       41      2.26        22,176
                      Apartments         Florida                    Studio       10
                      (Phase II)(2)                                  1 BR        26
                                                                    2 BR/1B       4
                                                                    2 BR/2B       1

Lamplight Court of    Lamplight          Bellefontaine,   1973       Total       80      6.00        46,944
Bellefontaine         Apartments(4)      Ohio                       Studio       12
Apartments, Ltd.                                                     1 BR        53
                                                                     2 BR        15

                                                                              ------ ------------- -----------
                      TOTAL
                      PROPERTIES(5)                                             590     42.48       338,772
                                                                              ====== ============= ===========




                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------

                        Avg.         601      $481         $.80        92.4%
                       Studio        288
                        1 BR         576
                        2 BR         864

                        Avg.       1,325        --           --          --



Baron Strategic         Avg.         601      $481         $.80        92.4%
Investment Fund X,     Studio        288
Ltd.                    1 BR         576
                        2 BR         864

                        Avg.         541      $538         $.99        90.2%
                       Studio        288
                        1 BR         576
                       2 BR/1B       864
                       2 BR/2B       864

Lamplight Court of      Avg.         587      $387         $.66        87.5%
Bellefontaine          Studio        288
Apartments, Ltd.        1 BR         576
                        2 BR         864

                                 -------- ------------- ------------ -----------

      TOTAL
      PROPERTIES(5)                  569      $466         $.82        92.0%
                                 ======== ============= ============ ===========


----------
*    Includes only residential apartment units and excludes common areas.

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

                              Mortgage Information
                            Equity Property Interests

The table below sets forth certain information relating to the first mortgage (and in one case, second mortgage) indebtedness secured by or associated with the 16 properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) name of partnership, (ii) name and location of the properties, (iii) principal balances as of December 31, 2000, (iv) interest rates, (v) annual debt service, (vi) amortization term, (vii) maturity dates,
(viii) balances due on maturity, (ix) monthly payments, and (x) name of lending institution.


                                                 12/31/2000                Annual
                                                  Principal   Interest      Debt
 Partnership       Property        Location        Balance        Rate     Payment
 -----------       --------        --------        -------        ----     -------
Exchange Equity
Partnerships:

Baron Strategic    Steeplechase    Anderson,      $1,350,438   Yrs. 1-2:    $107,832
Investment Fund    Apartments      Indiana                        7.25%
II, Ltd.                                                       Yrs  3-4:
                                                                  7.75%

                                                               Yrs. 5-10:
                                                                   8.25%

Central Florida    Laurel Oaks     Deland,         1,563,307       6.54%     121,863
Income             Apartments      Florida
Appreciation
Fund, Ltd.

Florida Capital    Eagle Lake      Port            1,390,496       8.56%     145,669
Income Fund, Ltd.  Apartments      Orange,
                                   Florida

Florida Capital    Forest Glen     Daytona         1,741,653       7.01%     125,696
Income Fund II,    Apartments      Beach,
Ltd.               (Phase I)       Florida

Florida Capital    Bridge Point    Jacksonville,     695,635       9.52%      77,183
Income Fund III,   Apartments      Florida
Ltd.               (Phase II)

Florida Capital    Glen Lake       St.             2,617,088       9.55%     296,046
Income Fund IV,    Apartments      Petersburg,       349,468       8.00%      34,728
Ltd.                               Florida           (second
                                                   mortgage)
Florida Income     Forest Glen     Daytona           870,827       7.01%      71,649
Advantage          III             Beach, FL
Fund I

                                                           Balance
                     Monthly     Amortization  Maturity     Due On
 Partnership         Payment        Term        Date       Maturity    Lender
 -----------         -------        ----        ----       --------    ------
Exchange Equity
Partnerships:

Baron Strategic       $8,986       30 years      10/06    $1,170,075  Crown Bank
Investment Fund
II, Ltd.





Central Florida       10,155       30 years      12/28            --  Prudential Mortgage
Income                                                                Capital
Appreciation
Fund, Ltd.

Florida Capital       12,139       25 years      11/05     1,268,636  Column Financial, Inc.
Income Fund, Ltd.


Florida Capital       10,475       30 years      3/05      1,641,716  Prudential Mortgage
Income Fund II,                                                       Capital
Ltd.

Florida Capital        6,431       25 years      7/06        625,327  Huntington Mortgage Co.
Income Fund III,
Ltd.

Florida Capital       24,670       25 years      5/00      2,587,230  Republic Bank
Income Fund IV,        2,894       25 years      5/05        302,862  Glen Lake Arms
Ltd.                                                                  Joint Venture

Florida Income         5,971       30 years      3/05        817,310  Prudential Mortgage
Advantage                                                             Capital
Fund I

                                                 12/31/2000                Annual
                                                  Principal   Interest      Debt
 Partnership       Property        Location        Balance        Rate     Payment
 -----------       --------        --------        -------        ----     -------
 Exchange Equity
 Partnerships:

Florida Income     Forest Glen     Daytona          $267,947     7.01%      $19,337
Appreciation       Apartments      Beach,
Fund I, Ltd.       (Phase IV)      Florida

Florida Income     Blossom         Orlando,          995,108     9.04%      106,084
Growth Fund V,     Corners         Florida
Ltd.               Apartments
                   (Phase I)

Florida            Camellia        Daytona         1,042,494      9.04%     111,132
Opportunity        Court           Beach,
Income Partners,   Apartments      Florida
Ltd.

GSU Stadium        Stadium Club    Statesboro,     1,671,649      7.87%     160,346
Student            Apartments      Georgia
Apartments, Ltd.

Midwest Income     Brookwood Way   Mansfield,      1,020,167      9.04%     108,612
Growth Fund VI,    Apartments      Ohio
Ltd.

Realty             Forest Glen     Daytona         1,004,800      7.01%      72,517
Opportunity        Apartments      Beach,
Income Fund        (Phase II)      Florida
VIII, Ltd.

Exchange Hybrid
Partnerships:

Baron Strategic    Pineview        Orlando,        1,572,385      7.75%     139,271
Investment Fund    Apartments      Florida
VI, Ltd.

Baron Strategic    Crystal Court   Lakeland,       1,184,379      7.50%     102,533
Investment Fund    Apartments      Florida
IX, Ltd.           (Phase I)


                                                           Balance
                     Monthly     Amortization  Maturity     Due On
 Partnership         Payment        Term        Date       Maturity    Lender
 -----------         -------        ----        ----       --------    ------
Exchange Equity
Partnerships:

Florida Income        $1,611       30 years      3/05     $251,112    Prudential Mortgage
Appreciation                                                          Capital
Fund I, Ltd.

Florida Income         8,840       25 years      11/06    $882,430    Column Financial, Inc.
Growth Fund V,
Ltd.


Florida                9,261       30 years      11/06     913,346    Column Financial, Inc.
Opportunity
Income Partners,
Ltd.

GSU Stadium           13,362       30 years      10/05     1,520,599  GMAC
Student
Apartments, Ltd.

Midwest Income         9,051       25 years      12/06       890,263  Mellon Bank
Growth Fund VI,
Ltd.

Realty                 6,043       30 years      3/05        943,051  Prudential Mortgage
Opportunity                                                           Capital
Income Fund
VIII, Ltd.

Exchange Hybrid
Partnerships:

Baron Strategic       11,606       30 years      11/04     1,493,008  GMAC
Investment Fund
VI, Ltd.

Baron Strategic        8,544        30 years      11/04    1,126,207  GMAC
Investment Fund
IX, Ltd.


                                                 12/31/2000                Annual
                                                  Principal   Interest      Debt
 Partnership       Property        Location        Balance        Rate     Payment
 -----------       --------        --------        -------        ----     -------
Exchange Hybrid
Partnerships:

Baron Strategic    Crystal Court   Lakeland,      $1,184,379      7.50%    $102,533
Investment Fund    Apartments      Florida
X, Ltd.            (Phase I)

                   Pineview        Orlando,        1,572,385      7.75%     139,271
                   Apartments      Florida

Lamplight Court    Lamplight       Bellefontaine   1,326,811      9.04%     135,660
of Bellefontaine   Court           Ohio
Apts., Ltd.

                                                 ------------           -----------
                   TOTAL
                   PROPERTIES:                   $20,664,652            $ 1,936,158
                                                 ============           ===========


                                                           Balance
                     Monthly     Amortization  Maturity     Due On
 Partnership         Payment        Term        Date       Maturity    Lender
 -----------         -------        ----        ----       --------    ------
Exchange Hybrid
Partnerships:

Baron Strategic       $8,544       30 years      11/04    $1,126,207  GMAC
Investment Fund
X, Ltd.

                      11,606       30 years      11/04     1,493,008  GMAC


Lamplight Court       11,305       25 years      11/06     1,158,349  Column Financial
of Bellefontaine
Apts., Ltd.

  TOTAL          ------------                          -------------
  PROPERTIES:       $161,344                             $17,883,983
                 ============                          =============

                              Mortgage Information
                               Mortgage Properties

     The table below sets forth certain information relating to the second mortgage loans (and in one case other debt interests) owned by each of the six Exchange Mortgage Partnerships and the four Exchange Hybrid Partnerships substantially all of whose limited partnership interests the Operating Partnership acquired in the Exchange Offering, including (i) the name of the lending Exchange Partnership, (ii) the name, location and number of units of the underlying residential apartment property securing the first and second mortgages, (iii) the name of the debtor, (iv) the original principal amount of the second mortgage loan(s) held by the Exchange Partnership and the principal balance as of December 31, 2000 and due at maturity, (v) the undivided interests of other Exchange Partnerships in the second mortgage loans or the principal balance as of December 31, 2000 of other second mortgage loans secured by the property and owned by other Exchange Partnerships, (vi) the second mortgage loan interest rate, maturity date, annual and monthly interest payable and participation features, if any, and (vii) the principal balance of the institutional first mortgage loan secured by the property as of December 30, 2000 and the terms thereof.

     Additional information relating to the underlying residential apartment property securing each second mortgage loan described and the first mortgage loan with a senior position ahead of the second mortgage loan is set forth above at "Property Information - Debt Property Interests." The debtors of substantially all of the second mortgage loans and other loans provided or acquired by the Exchange Mortgage Partnerships and the Exchange Hybrid Partnerships are limited partnerships which own fee simple title to the property which secures such mortgage loans. Affiliates of Mr. McGrath are the corporate general partners of the debtor partnerships and in such capacity own a minority economic interest (2%-20%) in such partnerships which is subordinate to the preferred returns of the limited partners in such partnerships. Mr. McGrath or an affiliate own substantially all of the general partnership interest in each of the debtor partnerships. Each second mortgage note described is non-recourse beyond the property and/or other assets owned by the debtors.

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

--------------------------------------------------------------------------------
1.   Blossom Corners Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Blossom Corners Apartments - Phase II (68
                                       units) Orlando, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Blossom Corners Apartments II, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $977,645
-------------------------------------- -----------------------------------------
12/31/2000 principal balance

(accrued unpaid interest):             $720,696 ($0)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $720,696
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $622,103 of principal (plus non-
                                       cumulative participation interest at the
                                       rate of 3% on the unpaid principal
                                       balance to the extent of any available
                                       cash flow during the year and additional
                                       non-cumulative participation interest
                                       equal to 30% of any remaining available
                                       cash flow during the year), (ii)
                                       adjustable interest rate of 1% over the
                                       prime rate (current adjustable rate of
                                       8.75%) as to $68,861 of principal, and
                                       (iii) fixed interest rate of 12% as to
                                       $160,002 of principal. The loans require
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         4/02
-------------------------------------- -----------------------------------------
Annual interest payable:               $62,552 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $4,962
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,069,989; the loan matures in 3/02,
first mortgage loan secured by         has a balance due at maturity of
property and other terms:              $1,050,024, bears interest at a fixed
                                       annual rate of 8.24%, has annual and
                                       monthly debt service requirements  of
                                       $106,824 and $8,902, respectively,
                                       amortizes on a 25-year basis, and is
                                       prepayable subject to a prepayment
                                       penalty equal to 1% of amount prepaid
                                       prior to third anniversary of loan.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of an unrecorded second
                                       mortgage note with a principal balance of
                                       $622,103, an unsecured promissory note
                                       with a principal balance of $68,861, an
                                       unsecured demand note with a principal
                                       balance of $130,270 and advances of
                                       $29,732. On 12/15/98, the debtor restated
                                       and amended the $622,103 second mortgage
                                       note and the $68,861 unsecured promissory
                                       note and made a new promissory note in
                                       favor of the Exchange Partnership in the
                                       original principal amount of $160,002 (to
                                       consolidate the $130,270 demand note and
                                       advances of $29,732). The debtor and the
                                       Exchange Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the unsecured notes at the same
                                       maturity date as the second mortgage
                                       note, in exchange for the debtor's
                                       agreement to secure its repayment
                                       obligations on the unsecured notes with a
                                       second mortgage on the property.
-------------------------------------- ----------------------------------------

--------------------------------------------------------------------------------
2.   Lake Sycamore Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
Units and location):                   Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
-------------------------------------- -----------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loan:                      $230,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
Exchange Partnership's 100%
interest in loan (accrued unpaid
interest):                             $230,000  ($68,733)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $230,000
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $341,500  ($67,893)
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         12/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $27,600
-------------------------------------- -----------------------------------------
Monthly interest payable:              $2,300
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,021,362; approved maximum $2,000,000;
first mortgage loan secured by         the loan matures in 11/01, bears interest
property and other terms:              at an annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires
                                       payments of interest only until maturity
                                       and is prepayable without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund VIII, Ltd. and
                                       Baron Strategic Investment Fund IX, Ltd.,
                                       own separate second mortgage notes
                                       secured by the property with the same
                                       terms except that they are in the
                                       principal amounts of $98,000 and $243,500
                                       (with accrued unpaid interest in the
                                       amounts of $18,885 and $50,940),
                                       respectively. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgage on a pari passu basis.
-------------------------------------- -----------------------------------------

                    Baron Strategic Investment Fund IV, Ltd.

This Exchange Partnership owns two unrecorded second mortgage loans secured by the Country Square Property-Phase I described below. The Exchange Partnership's interest in the second mortgage loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
Country Square Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Country Square Apartments - Phase I (73
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Country Square Apartments, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100% interest
in loans:                              $1,372,237
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $1,364,549  ($410,623)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $1,364,549
-------------------------------------- -----------------------------------------
Second mortgage loan interests of      In 3/97, the Exchange Partnership
another Exchange Partnership:          received a loan with a current principal
                                       balance of $259,639 (with accrued unpaid
                                       interest of $115,250) from Baron
                                       Strategic Investment Fund VI, Ltd.
                                       ("Baron Fund VI"). The Exchange
                                       Partnership, in turn, lent the loan
                                       proceeds to the debtor as part of the
                                       Country Square Second Mortgage Loans. The
                                       loan from Baron Fund VI bears interest at
                                       the rate of 15%, payable monthly, matures
                                       in 9/02 and is secured by the Exchange
                                       Partnership's interest in two second
                                       mortgage notes and a second mortgage.
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         4/08
-------------------------------------- -----------------------------------------
Annual interest payable:               $163,746
-------------------------------------- -----------------------------------------
Monthly interest payable:              $13,645
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,557,370; the loan matures in 3/08, has
first mortgage loan secured by         a balance due at maturity of $1,385,953,
property and other terms:              bears interest at a fixed annual rate of
                                       7.41%, has annual and monthly debt
                                       service requirements of $133,068 and
                                       $11,089, respectively, amortizes on a
                                       30-year basis and is prepayable after
                                       the fourth anniversary of the loan,
                                       subject to yield maintenance until the
                                       sixth month prior to maturity, when it
                                       can be prepaid at par.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of a second mortgage note
                                       with a principal balance of $1,192,987
                                       and an unsecured demand note with a
                                       principal balance of $179,250. On
                                       12/15/98, the debtor restated and amended
                                       the notes and the debtor and the Exchange
                                       Partnership entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       demand note at the same maturity date as
                                       the second mortgage note, in exchange for
                                       the debtor's agreement to secure its
                                       repayment obligation on the demand note
                                       with a second mortgage on the Country
                                       Square Property.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
1.   Candlewood Second Mortgage Loan:
-------------------------------------- -----------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Baron Strategic Investment Fund III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $21,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $21,000  ($6,490)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $21,000
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $143,500  ($41,902)
-------------------------------------- -----------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund VI, Ltd.
Exchange Partnerships in Property:     ("Baron Fund VI") and Baron Strategic
                                       Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       VI's and Baron Fund IX's second mortgage
                                       loans are $68,000 (accrued unpaid
                                       interest of $20,009) and $75,500 (accrued
                                       unpaid interest of $21,893),
                                       respectively; the annual (and monthly)
                                       payments due them are $8,160 ($680) and
                                       $9,060 ($755), respectively. The other
                                       terms relating to Baron Fund VI's and
                                       Baron Fund IX's second mortgage loans are
                                       the same as stated herein in respect of
                                       the Exchange Partnership's loan.
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         3/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $2,520
-------------------------------------- -----------------------------------------
Monthly interest payable:              $210
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $563,233  ($72,094); the loan matures in
first mortgage loan secured by         2/03, has a balance due at maturity of
property (12.8% of amount)             $533,678, bears interest at a fixed
and other terms:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $21,000. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund
                                       VI and Baron Fund IX with separate second
                                       mortgages on the property. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgages on a pari passu
                                       basis.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
2.   Curiosity Creek Second Mortgage Loans:
-------------------------------------- -----------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Curiosity Creek Apartments (81 units)
                                       Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Curiosity Creek Apartments, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of Exchange
Partnership's undivided 26.3% interest
in three loans and a 100% interest in
one loan:                              $474,703
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $474,703  ($53,403)

-------------------------------------- -----------------------------------------
Balance due at maturity:               $474,703
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnership's
undivided 73.7% in three loans and a
100% interest in one loan (accrued
unpaid interest):                      $1,243,847  ($167,783)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Vulture Fund I, Ltd.
Partnerships in second mortgage        ("Baron Vulture Fund") owns the remaining
loans:                                 undivided 73.7% interest in three second
                                       mortgage loans and a 100% interest in one
                                       second mortgage loan secured by the
                                       Curiosity Creek Property ("Curiosity
                                       Creek Second Mortgage Loans").The
                                       aggregate original principal balance,
                                       aggregate 12/31/2000 principal balance,
                                       and aggregate balance due at maturity in
                                       respect of Baron Vulture Fund's interest
                                       in the loans is $1,229,575 (accrued
                                       unpaid interest of $167,783); the
                                       aggregate annual and monthly payments due
                                       it are $105,149 and $8,762, respectively.
                                       The other terms relating to Baron Vulture
                                       Fund's interest in the loans are the same
                                       as stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $212,227 of principal(plus non-
                                       cumulative participation interest at the
                                       rate of 3% on the unpaid principal to the
                                       extent of available cash flow, plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of prime plus 1% (currently
                                       8.75%) as to $108,899 of principal, (iii)
                                       fixed interest rate of 12.5% as to
                                       $109,325 of principal and (iv) fixed
                                       interest rate of 12% as to $44,253 of
                                       principal. The loans require payments of
                                       interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         4/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $41,238 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $3,437
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,258,030 ($330,862); the loan matures
first mortgage loan secured by         in 4/08, has a balance due at maturity of
property (26.3% of amount)             $1,122,800, bears interest at the fixed
and other terms:                       annual rate of 7.28%, has annual and
                                       monthly debt service requirements of
                                       $106,737 and $8,895, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it may be prepaid at par.
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Curiosity Creek
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $807,560, two unsecured demand
                                       notes with a an aggregate principal
                                       balance of $830,360 and advances in the
                                       amount of $66,171. On 12/15/98, the
                                       debtor, the Exchange Partnership and
                                       Baron Vulture Fund entered into a
                                       mortgage modification agreement pursuant
                                       to which the Exchange Partnership and
                                       Baron Vulture Fund agreed to set the
                                       maturity date on the demand notes and the
                                       advances at the same maturity date as the
                                       second mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the unsecured
                                       notes and advances with a second mortgage
                                       on the Curiosity Creek Property.
-------------------------------------- -----------------------------------------
3.   Sunrise Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Sunrise Apartments - Phase I (60 units)
                                       Titusville, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Sunrise Apartments I, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $1,036,450
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $1,031,801 ($54,406)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $1,031,801
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $335,000 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 20% of any remaining
                                       available cash flow), (ii) fixed interest
                                       rate of 4% as to $621,515 of principal,
                                       and (iii) fixed interest rate of 12% as
                                       to $16,000 of principal. The loans
                                       require payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         10/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $53,995 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $4,500
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,006,107; the loan matures in 1/05, has
first mortgage loan secured by         a balance due at maturity of $932,217,
property and other terms:              bears interest at a fixed annual rate of
                                       7.5%, has annual and monthly debt service
                                       requirements of $174,020 and $14,502,
                                       respectively, amortizes on a 30-year
                                       basis, and is payable after the fourth
                                       anniversary of the loan, subject to yield
                                       maintenance until the sixth month prior
                                       to maturity, when it can be prepaid at
                                       par.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans secured by the Sunrise Property
                                       (the "Sunrise Second Mortgage Loans")
                                       consisted of a second mortgage note with
                                       a principal balance of $335,000, two
                                       unsecured demand notes with an aggregate
                                       principal balance of $622,982 and
                                       advances in the amount of $73,819. On
                                       12/15/98, the debtor restated and amended
                                       the second mortgage note and the demand
                                       notes and created a new promissory note
                                       in favor of the Exchange Partnership in
                                       the original principal amount of $16,000
                                       (to cover prior advances). The debtor and
                                       the Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the demand notes and the advances
                                       at the same maturity date as the second
                                       mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the unsecured
                                       notes and advances with a second mortgage
                                       on the Sunrise Property.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
1.  Heatherwood Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Heatherwood Apartments - Phase II (41
                                       units) Kissimmee, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Heatherwood Apartments II, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided
58% interest in loans:                 $206,260
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $149,180  ($0)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $149,180
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnership's
undivided 42% in loans (accrued
unpaid interest):                      $155,787  ($25,545)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund X, Ltd.
Partnership in second mortgage         ("Baron Fund X") owns the remaining
loans:                                 undivided 42% interest in the second
                                       mortgage loans secured by the Heatherwood
                                       Property and in the unsecured loans
                                       associated with the property
                                       ("Heatherwood Loans"). The aggregate
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and
                                       aggregate balance due at maturity in
                                       respect of Baron Fund X's interest in the
                                       Heatherwood Loans is $155,787 (accrued
                                       unpaid interest of $25,544); the
                                       aggregate annual (and monthly) payments
                                       due it are $9,710 ($809). The other terms
                                       relating to Baron Fund X's interest in
                                       the Heatherwood Loans are the same as
                                       stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $188,500 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $1,010 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $16,749 of principal. The
                                       loans require payments of interest only
                                       until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         10/04
-------------------------------------- -----------------------------------------
Annual interest payable:               $13,408 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $1,117
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $668,543 ($387,757); the loan matures in
first mortgage loan secured by         11/04, has a balance due at maturity of
property (58% of amount) and other     $655,856, bears interest at a fixed
terms:                                 annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $61,038 and $5,087, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
2.   Longwood Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Longwood Apartments - Phase I (59 units)
                                       Cocoa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Longwood Apartments I, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $969,268
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest ):            $969,268  ($152,137)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $969,268
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $368,558 of principal (plus
                                       non-cumulative participation
                                       interest at the rate of 3% on the unpaid
                                       principal to the extent of available cash
                                       flow plus additional non-cumulative
                                       participation interest equal to 30% of
                                       any remaining available cash flow), (ii)
                                       adjustable interest rate of 1% over prime
                                       rate (currently 8.75%) as to $526,465 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $74,245 of principal. The
                                       loans require payments of interest only
                                       until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         10/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $77,088 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $6,424
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,005,661; the loan matures in 11/04,
first mortgage loan secured by         has a balance due at maturity of
property and other terms:              $1,204,545, bears interest at a fixed
                                       annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $89,150 and $7,429, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Longwood Second
                                       Mortgage Loans consisted of a second
                                       mortgage note with a principal balance of
                                       $368,558, an unsecured demand note with a
                                       principal balance of $526,465, and
                                       advances of $74,245. On 12/15/98, the
                                       debtor restated and amended the second
                                       mortgage note and the demand note and
                                       created a new promissory note in the
                                       original principal amount of $74,245 (to
                                       cover prior advances). The debtor and the
                                       Exchange Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the demand note and the advances
                                       at the same maturity date as the second
                                       mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the demand note
                                       and advances with a second mortgage on
                                       the Longwood Property.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
3.   Lake Sycamore Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
-------------------------------------- -----------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $98,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $98,000  ($18,885)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $98,000
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $473,500  ($119,673)
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         12/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $11,760
-------------------------------------- -----------------------------------------
Monthly interest payable:              $980
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,021,362; approved maximum $2,000,000;
first mortgage loan secured by         the loan matures in 11/01, bears interest
property and other terms:              at an annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires
                                       payments of interest only until maturity
                                       and is prepayable without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Two other Exchange Partnerships,
                                       Baron Strategic Investment Fund, Ltd. and
                                       Baron Strategic Investment Fund IX, Ltd.,
                                       own separate second mortgage notes
                                       secured by the property with the same
                                       terms except that they have principal
                                       amounts of $230,000 and $243,500 (and
                                       accrued unpaid interest of $68,733 and
                                       $50,940), respectively. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgage on a pari passu
                                       basis.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
Curiosity Creek Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Curiosity Creek Apartments (81 units)
                                       Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Curiosity Creek Apartments, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of Exchange
Partnership's undivided 73.7% interest
in three loans and 100% interest in
one loan:                              $1,243,847
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $1,243,847  ($167,783)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $1,243,847
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnership's
undivided 26.3% in three loans and
100% interest in one loan (accrued
unpaid interest):                      $438,097  ($53,403)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund V, Ltd.
Partnership in second mortgage         ("Baron Fund V") owns the remaining
loans:                                 undivided 26.3% interest in three second
                                       mortgage loans and a 100% interest in one
                                       second mortgage loan secured by the
                                       Curiosity Creek Property ("Curiosity
                                       Creek Second Mortgage Loans"). The
                                       aggregate original principal balance,
                                       aggregate 12/31/2000 principal balance,
                                       and aggregate balance due at maturity in
                                       respect of Baron Fund V's interest in the
                                       Curiosity Creek Second Mortgage Loans is
                                       $438,097 (accrued unpaid interest of
                                       $53,403); the aggregate annual and
                                       monthly payments due it are $41,238 and
                                       $3,437, respectively. The other terms
                                       relating to Baron Fund V's interest in
                                       the Curiosity Creek Second Mortgage Loans
                                       are the same as stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $595,333 of principal (plus non-
                                       cumulative participation interest at the
                                       rate of 3% on the unpaid principal to the
                                       extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of prime plus 1% (currently
                                       8.75%) as to $305,407 of principal, (iv)
                                       fixed interest rate of 12.5% as to
                                       $306,675 of principal, and (iii) fixed
                                       interest rate of 12% as to $36,431 of
                                       principal. The loans require payments of
                                       interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         4/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $105,149 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $8,762
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,258,030 ($927,168); the loan matures
first mortgage loan secured by         in 4/08, has a balance due at maturity of
property (73.7% of amount)             $1,122,800, bears interest at the fixed
and other terms:                       annual rate of 7.28%, has annual and
                                       monthly debt service requirements of
                                       $106,737 and $8,895, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it may be prepaid at par.
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Curiosity Creek
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $807,560, two unsecured demand
                                       notes with an aggregate principal balance
                                       of $830,360 and advances in the amount of
                                       $66,171. On 12/15/98, the debtor, the
                                       Exchange Partnership and Baron Fund V
                                       entered into a mortgage modification
                                       agreement pursuant to which the Exchange
                                       Partnership and Baron Fund V agreed to
                                       set the maturity date on the demand notes
                                       and the advances at the same maturity
                                       date as the second mortgage note, in
                                       exchange for the debtor's agreement to
                                       secure its repayment obligations on the
                                       unsecured notes and advances with a
                                       second mortgage on the Curiosity Creek
                                       Property.
-------------------------------------- -----------------------------------------

                         Brevard Mortgage Program, Ltd.

The Exchange Partnership owns three unrecorded second mortgage loans secured by the Meadowdale Property described below. The Exchange Partnership's interest in the Second Mortgage Loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
Meadowdale Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Meadowdale Apartments (64 units)
                                       Melbourne, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Florida Opportunity Income Fund
                                       III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $1,048,861
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $1,048,861  ($203,796)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $1,048,861
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $752,747 of principal (plus non-
                                       cumulative participation interest at the
                                       rate of 3% on the unpaid principal to the
                                       extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 20% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $271,923 of
                                       principal and (iii) fixed rate of 12% as
                                       to $24,191 of principal.
-------------------------------------- -----------------------------------------
Maturity date:                         10/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $71,861 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $ 5,988
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $914,071; the loan matures in 7/01, has a
first mortgage loan secured by         balance due at maturity of $905,918,
property and other terms:              bears interest at a fixed annual rate of
                                       8.75%, has annual and monthly debt
                                       service requirements of $93,935 and
                                       $7,828, respectively, amortizes on a
                                       22-year basis, and is prepayable
                                       without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of a second mortgage note
                                       with a principal balance of $752,747, an
                                       unsecured demand note with a principal
                                       balance of $271,923 and advances of
                                       $24,191. On 12/15/98, the debtor restated
                                       and amended the second mortgage note and
                                       the demand note and created a new
                                       promissory note in favor of the Exchange
                                       Partnership in the original principal
                                       amount of $24,191 (to cover the prior
                                       advances). The debtor and the Exchange
                                       Partnership also entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       demand note and the advances at the same
                                       maturity date as the second mortgage
                                       note, in exchange for the debtor's
                                       agreement to secure its repayment
                                       obligations on the demand note and the
                                       advances with a second mortgage on the
                                       Meadowdale Property.
-------------------------------------- -----------------------------------------

                          EXCHANGE HYBRID PARTNERSHIPS

                    Baron Strategic Investment Fund VI, Ltd.

The Exchange Partnership owns (1) a 57.29% limited partnership interest in a limited partnership which holds fee simple title to the Pineview Property, (2) an unrecorded second mortgage loan secured by the Candlewood Property-Phase II,
(3) an undivided interest in two recorded second mortgage loans secured by the Garden Terrace Property-Phase III, and (4) a note receivable from another Exchange Partnership which is secured by two unrecorded second mortgage notes and a second mortgage on the Country Square Property-Phase I. Information concerning the Pineview Property and the first mortgage indebtedness secured by it is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership and other Exchange Partnerships in the second mortgage loans, the note payable to the Exchange Partnership from another Exchange Partnership, terms of the respective first mortgage loan and the Exchange Partnership's second mortgage loans secured by the three properties described below, and other information are described below.

--------------------------------------------------------------------------------
1.   Candlewood Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Baron Strategic Investment Fund
                                       III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's interest in
loan:                                  $68,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $68,000  ($20,010)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $68,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of other
second mortgage loans secured by the
property and owned by other Exchange
Partnerships (accrued unpaid
interest):                             $96,500  ($21,893)
-------------------------------------- -----------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund V, Ltd.
Exchange Partnerships in the           ("Baron Fund V") and Baron Strategic
Property:                              Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       V's and Baron Fund IX's loans are $21,000
                                       (accrued unpaid interest of $6,490) and
                                       $75,500 (accrued unpaid interest of
                                       $21,893), respectively; the annual (and
                                       monthly) payments due them are $2,520
                                       ($210) and $9,060 ($755), respectively.
                                       The other terms relating to Baron Fund
                                       V's and Baron Fund IX's loans are the
                                       same as stated herein in respect of the
                                       Exchange Partnership's loan.
-------------------------------------- -----------------------------------------
Mortgage interest and
Amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         3/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $8,160
-------------------------------------- -----------------------------------------
Monthly interest payable:              $680
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $563,233 ($232,615); the loan matures in
first mortgage loan secured by         2/03, has a balance due at maturity of
property (41.3% of amount) and other   $533,678, bears interest at a fixed
terms:                                 annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $68,000. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund V
                                       and Baron Fund IX with separate mortgages
                                       on the property. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgages on a pari passu basis.
-------------------------------------- -----------------------------------------
2.  Garden Terrace Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
Securing mortgages (number of
units and location):                   Garden Terrace Apartments - Phase III (91
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided 20%
interest in loan:                      $248,353
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $248,353  ($14,316)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $248,353
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnerships'
undivided 80% in loan (accrued
unpaid interest):                      $993,414  ($58,217)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund IX, Ltd.
Partnerships in second mortgage        ("Baron Fund IX") and Baron Strategic
loans:                                 Investment Fund X, Ltd. ("Baron Fund X")
                                       own the remaining undivided 80% interest
                                       in the second mortgage loans secured by
                                       the Garden Terrace Property ("Garden
                                       Terrace Second Mortgage Loans"). The
                                       original principal balance, 12/31/2000
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund IX's
                                       and Baron Fund X's interest in the Garden
                                       Terrace Second Mortgage Loans are
                                       $310,442 (accrued unpaid interest of
                                       $18,133) and $682,972 (accrued unpaid
                                       interest of $40,084), respectively; the
                                       annual (and monthly) payments due them
                                       are $27,940 ($2,328) and $61,467
                                       ($5,122), respectively. The other terms
                                       relating to Baron Fund IX's and Baron
                                       Fund X's interest in the Garden Terrace
                                       Second Mortgage Loans are the same as
                                       stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $147,000 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the
                                       extent of available cash flow, plus
                                       additional participation interest equal
                                       to 30% of any remaining cash flow
                                       (payable only to holders of note referred
                                       to in (ii) below) and (ii) fixed interest
                                       rate of 9% as to $101,353 of principal,
                                       payable only from excess cash flow after
                                       payment of 2% minimum interest and 7%
                                       participation interest due on the note
                                       referred to in (i) above. The loans
                                       require payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         1/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $22,353 (plus any additional
                                       participation interest)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $1,863
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $967,012 ($193,402); the loan matures in
first mortgage loan secured by         5/05, has a balance due at maturity of
property (20% of amount) and           $822,063, bears interest at the fixed
other terms:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
3.   Note Payable by Baron Strategic Investment Fund IV, Ltd. ("Baron Fund IV"):
-------------------------------------- -----------------------------------------
12/31/2000 principal balance owed to
Exchange Partnership collateralized
by security interest in Baron Fund
IV's second mortgage on Country
Square Property - Phase I- see above
under table for "Baron Strategic
Investment Fund IV, Ltd.")(accrued
unpaid interest payable to Exchange
Partnership):                          $259,639  ($115,250)
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
Baron Fund IV's second mortgage
loans secured by property (accrued
unpaid interest ):                     $1,364,549  ($410,623)
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,557,370; the loan matures in 3/08, has
first mortgage loan                    a balance due at maturity of $1,385,953,
secured by property:                   bears interest at a fixed annual rate of
                                       7.41%, has annual and monthly debt
                                       service requirements of $133,068 and
                                       $11,089, respectively, amortizes on a
                                       30-year basis, and is prepayable
                                       after the fourth anniversary of the loan,
                                       subject to yield maintenance until the
                                       sixth month prior to maturity, when it
                                       can be prepaid at par.
-------------------------------------- -----------------------------------------
Other matters:                         In 3/97, the Exchange Partnership
                                       provided a loan with a current principal
                                       balance of $259,639 to another Exchange
                                       Partnership, Baron Strategic Investment
                                       Fund IV, Ltd. ("Baron Fund IV"). Baron
                                       Fund IV, in turn, lent the loan proceeds
                                       to the borrower as part of the Country
                                       Square Second Mortgage Loans. The loan
                                       from Baron Fund VI to Baron Fund IV bears
                                       interest at the annual rate of 15%,
                                       payable monthly, matures in 9/02 and is
                                       secured by Baron Fund IV's interest in
                                       the second mortgage note and second
                                       mortgage.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
1.   Candlewood Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Baron Strategic Investment Fund
                                       III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loan:                      $75,500
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $75,500  ($21,893)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $75,500
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $89,000  ($20,009)
-------------------------------------- -----------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund V, Ltd.
Exchange Partnerships in               ("Baron Fund V") and Baron Strategic
Property:                              Investment Fund VI, Ltd. ("Baron Fund
                                       VI") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       V's and Baron Fund VI's loans are $21,000
                                       (accrued unpaid interest of $6,490) and
                                       $68,000 (accrued unpaid interest of
                                       $20,009), respectively; the annual (and
                                       monthly) payments due them are $2,520
                                       ($210) and $8,160 ($680), respectively.
                                       The other terms relating to Baron Fund
                                       V's and Baron Fund VI's loans are the
                                       same as stated herein in respect of the
                                       Exchange Partnership's loan.
-------------------------------------- -----------------------------------------
Mortgage interest and
Amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         3/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $9,060
-------------------------------------- -----------------------------------------
Monthly interest payable:              $755
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $563,233 ($232,615); the loan matures in
first mortgage loan secured by         2/03, has a balance due at maturity of
property (45.9% of amount)             $533,678, bears interest at a fixed
and other items:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $75,500. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund V
                                       and Baron Fund VI with separate second
                                       mortgages on the property. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgages on a pari passu
                                       basis.
-------------------------------------- -----------------------------------------
2.   Garden Terrace Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Garden Terrace Apartments - Phase III (91
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided 25%
interest in loans:                     $310,442
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $310,442  ($18,133)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $310,442
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnerships'
undivided 75% interest in loans
(accrued unpaid interest):             $931,325  ($54,400)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VI, Ltd.
Partnerships in second mortgage        ("Baron Fund VI") and Baron Strategic
loans:                                 Investment Fund X, Ltd. ("Baron Fund X")
                                       own the remaining undivided 75% interest
                                       in the second mortgage loans secured by
                                       the Garden Terrace Property ("Garden
                                       Terrace Second Mortgage Loans"). The
                                       original principal balance, 12/31/2000
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund VI's
                                       and Baron Fund X's interest in the Garden
                                       Terrace Second Mortgage Loans is $248,353
                                       (accrued unpaid interest of $14,316) and
                                       $682,972 (accrued unpaid interest of
                                       $40,084), respectively, the annual (and
                                       monthly) payments due them are $22,352
                                       ($1,863) and $61,467 ($5,122),
                                       respectively. The other terms relating to
                                       Baron Fund VI's and Baron Fund X's
                                       interest in the Garden Terrace Second
                                       Mortgage Loan are the same as stated
                                       herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $183,750 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable only to
                                       holders of note referred to in (ii)
                                       below) and (ii) fixed interest rate of 9%
                                       as to $126,692 of principal, payable only
                                       from excess cash flow after payment of 2%
                                       minimum interest and 7% participation
                                       interest due on the note referred to in
                                       (i) above. The loan requires payments of
                                       interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         1/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $27,940 (plus any additional
                                       participation interest)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $2,328
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $967,012 ($241,753); the loan matures in
first mortgage loan secured by         5/05, has a balance due at maturity of
property (25% of amount) and           $822,063, bears interest at the fixed
other terms:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
3.   Lake Sycamore Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
-------------------------------------- -----------------------------------------
Debtor:                                Sycamore Real Estate Development,
                                       Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $243,500
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $243,500  ($50,940)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $243,500
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $328,000  ($87,618)
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         12/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $29,220
-------------------------------------- -----------------------------------------
Monthly interest payable:              $2,435
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,021,362; approved maximum $2,000,000;
first mortgage loan secured by         the loan matures in 11/01, bears interest
property and other items:              at the annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires payments
                                       of interest only until maturity and is
                                       prepayable without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund, Ltd. and Baron
                                       Strategic Investment Fund VIII, Ltd., own
                                       separate second mortgage notes secured by
                                       the property with the same terms except
                                       that they have principal amounts of
                                       $230,000 and $98,000 (accrued unpaid
                                       interest of $68,733 and $18,885),
                                       respectively. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgage on a pari passu basis.
-------------------------------------- -----------------------------------------

                     Baron Strategic Investment Fund X, Ltd.

The Partnership owns (1) a 47.59% limited partnership interest in a limited partnership which holds fee simple title to the Crystal Court Property-Phase I,
(2) a 41.71% limited partnership interest in a limited partnership which holds fee simple title to the Pineview Property, (3) an undivided interest in two recorded second mortgage loans secured by the Garden Terrace Property-Phase III, and (4) an undivided interest in an unrecorded second mortgage loan secured by the Heatherwood Property-Phase II and in three unsecured loans associated with such property. Information concerning the Crystal Court Property and the Pineview Property and the first mortgage indebtedness secured respectively by them is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership and other Exchange Partnerships in the respective second mortgage loans, terms of the respective first mortgage loans secured by the Garden Terrace Property and the Heatherwood Property, and other information are described below.

--------------------------------------------------------------------------------
1.   Heatherwood Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment
property securing mortgages (number
of units and location):                Heatherwood Apartments - Phase II (41
                                       units) Kissimmee, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Heatherwood Apartments II, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided
42% interest in loans:                 $155,787
-------------------------------------- -----------------------------------------
12/31/2000  principal balance
(accrued unpaid interest):             $155,787  ($25,544)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $155,787
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnership's
undivided 58% in loans (accrued
unpaid interest):                      $149,180  ($0)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VIII,
Partnership in second mortgage         Ltd.("Baron Fund VIII") owns the
loans:                                 remaining undivided 58% interest in the
                                       second mortgage loans secured by the
                                       Heatherwood Property and in the unsecured
                                       loans associated with the property
                                       ("Heatherwood Loans"). The aggregate
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and
                                       aggregate balance due at maturity in
                                       respect of Baron Fund VIII's interest in
                                       the Heatherwood Loans is $149,180
                                       (accrued unpaid interest of $0); the
                                       aggregate annual (and monthly) payments
                                       due it are $8,950 ($746). The other terms
                                       relating to Baron Fund VIII's interest in
                                       the Heatherwood Loans are the same as
                                       stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $136,500 of principal (plus
                                       non-cumulative participation
                                       interest at the rate of 3% on the unpaid
                                       principal to the extent of available cash
                                       flow plus additional non-cumulative
                                       participation interest equal to 30% of
                                       any remaining available cash flow), (ii)
                                       adjustable interest rate of 1% over prime
                                       rate (currently 8.75%) as to $732 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $12,130 of principal. The
                                       loans require payments of interest only
                                       until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         10/04
-------------------------------------- -----------------------------------------
Annual interest payable:               $9,710 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $809
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
12/31/2000 principal balance of        $668,543 ($280,786); the loan matures in
first mortgage loan secured by         11/04, has a balance due at maturity of
property (42% of amount) and           $655,856, bears interest at a fixed
other terms:                           annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $61,038 and $5,087, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
-------------------------------------- -----------------------------------------
Other matters:                         The Heatherwood Loans consist of a second
                                       mortgage note secured by the Heatherwood
                                       Property with a principal balance
                                       $285,680 and unsecured loans in the
                                       aggregate principal amount of $6,361.
-------------------------------------- -----------------------------------------
2.   Garden Terrace Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Garden Terrace Apartments - Phase III (91
                                       units) Orlando, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided
55% interest in loan:                  $682,972
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $682,972  ($40,084)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $682,972
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnerships'
undivided 45% in loan (accrued
unpaid interest):                      $558,795  ($32,449)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VI, Ltd.
Partnerships in second mortgage        ("Baron Fund VI") and Baron Strategic
loans:                                 Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own the remaining undivided 45%
                                       interest in the second mortgage loans
                                       secured by the Garden Terrace Property
                                       ("Garden Terrace Second Mortgage Loans").
                                       The original principal balance,
                                       12/31/2000 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       VI's and Baron Fund IX's interest in the
                                       Garden Terrace Second Mortgage Loans is
                                       $248,353 (accrued unpaid interest of
                                       $14,316) and $310,442, (accrued unpaid
                                       interest of $18,133), respectively; the
                                       annual (and monthly) payments due them
                                       are $22,352 ($1,863) and $27,940
                                       ($2,328), respectively. The other terms
                                       relating to Baron Fund VI's and Baron
                                       Fund IX's interest in the Garden Terrace
                                       Second Mortgage Loans are the same as
                                       stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $404,250 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow, plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable only to
                                       holders of note referred to in (ii)
                                       below) and (ii) fixed interest rate of 9%
                                       as to $278,222 of principal, payable only
                                       from excess cash flow after payment of 2%
                                       minimum interest and 7% participation
                                       interest due on the note referred to in
                                       (i) above. The loans require payments of
                                       interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         1/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $61,467 (plus any additional
                                       participation interest)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $5,122
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $967,012 ($531,857); the loan matures in
first mortgage loan secured by         5/05, has a balance due at maturity of
property (55% of amount) and           $822,063, bears interest at the fixed
other items:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
-------------------------------------- -----------------------------------------
Other matters:                         The Exchange Partnership paid a note (the
                                       "Note") with a current principal balance
                                       of $400,000 to the seller in connection
                                       with its acquisition of an undivided 75%
                                       interest in the Garden Terrace Second
                                       Mortgage Loans. The partnership in turn
                                       sold an undivided 20% interest (and
                                       retained a 55% interest) in the loans.
                                       The Note bears an annual interest rate of
                                       10%, has a maturity date of 1/1/07 and is
                                       secured by a collateral assignment of the
                                       partnership's interest in the loans and a
                                       second mortgage on the property.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
Lamplight Court Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Lamplight Court Apartments (80 units)
                                       Bellefontaine, Ohio

-------------------------------------- -----------------------------------------
Debtor:                                Independence Village, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $678,302
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $678,302  ($223,161)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $678,302
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Adjustable interest rate of 1% over
                                       prime rate (currently 8.75%) as to
                                       $585,000 of amortization provisions:
                                       principal, and (ii) fixed interest rate
                                       of 12% as to $93,302 of principal. The
                                       loans require payments of interest only
                                       until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         12/06
-------------------------------------- -----------------------------------------
Annual interest payable:               $60,634
-------------------------------------- -----------------------------------------
Monthly interest payable:              $5,053
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of first
mortgage loan secured by
property and other terms:              $1,326,811; the loan matures in 11/06,
                                       has a balance due at maturity of
                                       $1,158,349, bears interest at a fixed
                                       annual rate of 9.04%, has annual and
                                       monthly debt service requirements of
                                       $141,445 and $11,787, respectively,
                                       amortizes on a 25-year basis, and is
                                       prepayable after the fifth anniversary of
                                       the loan, provided that in the sixth and
                                       seventh years prepayment requires a fee
                                       equal to the greater of 1% of the prepaid
                                       amount or yield maintenance.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Lamplight Court
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $585,000 and an unsecured
                                       demand note with a principal balance of
                                       $93,302. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       mortgage modification agreement under
                                       which the Exchange Partnership agreed to
                                       set the maturity date on the demand note
                                       at 12/06, the same maturity date as the
                                       second mortgage note, in exchange for the
                                       agreement of the debtor to secure its
                                       repayment obligations on the demand note
                                       with a second mortgage on the Lamplight
                                       Court Property.
-------------------------------------- -----------------------------------------

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

     The Trust intends to utilize one or more sources of capital for future acquisitions and capital improvements, which may include undistributed cash flow, borrowings, issuance of debt or equity securities and other bank and/or institutional borrowings. The Trust intends to investigate making an additional public or private offering of Common Shares and/or Units within the next 12-month period if the Board of the Trust determines that suitable property acquisition opportunities which meet its investment criteria are available to the Trust at attractive prices and such an offering would fulfill its cost of funds requirements. There can be no assurance, however, that the Trust will be able to obtain capital for any such acquisitions or improvements on terms favorable to the Trust.

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

     At all times, the Trust intends to make investments and conduct its operations in such a manner as to be consistent with the requirements of the Code for the Trust to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code of 1986, as amended (the "Code") (or in Treasury Regulations), the Managing Shareholder, with the consent of a majority of the Shareholders entitled to vote on such matter approving the Managing Shareholder's determination, determines that it is no longer in the best interests of the Trust to qualify as a REIT. No assurance can be given that the Trust's objectives will be attained.

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

     Subordinated mortgages securing subordinated mortgage loans to be provided or acquired by the Trust may or may not be recorded. None of the subordinated mortgage interests acquired as of the date of this Report have been recorded due to restrictions contained in first mortgage loan documents. If any subordinated mortgage in favor of the Trust is not recorded, the Trust's security interest in the mortgage would be unperfected and, until the subordinated mortgage is recorded, the Trust would be pari passu (i.e., on an equal basis) with all other unsecured creditors of the borrower, provided, however, the security instruments that will be entered into in connection with mortgage loans to be provided or acquired by the Trust will typically restrict the borrower's ability to enter into a subsequent loan arrangement with third parties which would be senior to or pari passu with (i.e., equal to) the mortgage held by the Trust. Non-payment of any subordinated mortgage loan that may be provided or acquired by the Trust may constitute an event of default by the borrower under the underlying senior mortgage loan, and such senior mortgage loan may have to be repaid by the borrower before Shareholders in the Trust will receive any return on their investment.

     The Board of the Trust has adopted a policy, described below at " - Conflict of Interest Policies," designed to eliminate or minimize potential conflicts of interest which may arise in respect of any residential apartment property investment opportunity which an Independent Trustee, any other member of the Board, Gregory K. McGrath, Robert S. Geiger or any of their respective affiliates may wish to pursue for his own account and which might be suitable for the Trust and the Operating Partnership.

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

     In April 2001, the Trust completed the sale of one property (Glen Lakes Apartments) whose performance has had a materially adverse effect on the operating results of the Company. The Trust is currently investigating the disposition of two additional under-performing properties. There can be no assurance that the Company will be able to dispose of the properties on terms and conditions that are attractive to the Company or that the Company will be able to dispose of the properties at all.

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

     The Managing Shareholder has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to
(i) general supervision and review by the Independent Trustees and the Managing Shareholder acting together as the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees not affiliated with the Managing Shareholder or its affiliates.

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

     In addition, the requesting party or parties either (i) must receive written notice from a majority of the disinterested members of the Board (i.e., those persons who have no other interest in any such transaction beyond their role on the Board), or an authorized representative acting on their behalf, which specifies that the Trust and the Operating Partnership have determined not to participate in the proposed transaction or (ii) must have not received from the disinterested members of the Board, or an authorized representative acting on their behalf, written notice, within 30 days following the receipt of such written proposal, which notifies the requesting party or parties that the Trust or the Operating Partnership elect to exercise their right of first refusal to participate in the proposed transaction on the terms and conditions specified in the written proposal. The Board of the Trust and the Independent Trustees are responsible for overseeing the conflicts policy under the circumstances described above to insure that it is applied fairly to the Trust. However, there can be no assurance that the policies of the Trust and the Operating Partnership will always be successful in eliminating or minimizing the influence of such conflicts, and, if they are not successful, decisions could be made that might fail to reflect fully the interests of all Shareholders and Unitholders.

Property Description

     The Acquired Properties and the Exchange Properties in which the Trust currently owns an interest are primarily garden style, one and two-story residential apartment dwellings which range in size from eight units to 164 units. The Trust believes that the Acquired Properties and the Exchange Properties generally occupy strategic locations in growing sub-markets. The average unit size for properties is 569 square feet, with 21.2% of the units having two or more bedrooms. A majority of the units have washer/dryer connections and walk-in closets. Certain of the properties have improved their attractiveness by investing in extensive landscaping and rehabilitating certain units. Other features included in certain properties are swimming pools, playgrounds, volleyball courts, fitness centers and community rooms.

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

Lease Agreements

     The Operating Partnership and the Exchange Partnerships use a variety of lease forms to comply with applicable state and local laws and customs. At some properties, leases provided or recommended by state or local apartment associations are used. At other properties, a standard company lease is used and modified if necessary to comply with local law or custom. The term of a lease varies with local market conditions; however, one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of a lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other party at least 30 days' prior notice of termination. All leases are terminable by the Operating Partnership or the respective Exchange Partnership for nonpayment of rent, violation of property rules and regulations, or other specified defaults.

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

ITEM 3. LEGAL PROCEEDINGS

     The Trust was named as defendant in two separate actions alleging discriminatory firing at Blossom Corners Apartments. The Trust believes the charges to be without merit and has engaged counsel for defense. Any exposure over $150,000 is covered by employment practices insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is no established public trading market for the Common Shares of the Trust.

Shareholders

     As of March 31, 2001, there are approximately 437 Shareholders of record of Common Shares of the Trust, its only class of common equity.

Distributions

     In 1998 and 1999, the Trust declared and paid $72,159 and $270,348, respectively, of distributions on its outstanding Common Shares. The Trust has not made a distribution since September 1999. The Trust's ability to make future distributions will be determined by the net cash flow it has available to make distributions. Due to significant open accounts payable, management does not anticipate that the Trust will make distributions to its Shareholders for the next several quarters. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

     As described elsewhere in this Report, in May 1998, the Trust commenced an offering (the "Cash Offering") of up to 2,500,000 common shares of beneficial interest ("Common Shares") in the Trust at a purchase price of $10.00 per share (maximum proceeds of $25,000,000). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares for an aggregate purchase price of $7,020,763.

     The Trust contributed the net cash proceeds from the issuance of Common Shares in the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of units ("Units" or "Operating Partnership Units") of limited partnership interest in the Operating Partnership. As of April 15, 2001, the Trust owned 702,076 Operating Partnership Units, representing approximately 18% of the then outstanding Units. Since the Units comprise substantially all of the assets of the Trust, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

     Through the Operating Partnership, the Trust has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder and a trustee of the Board of Trustees of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

     During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of March 31, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 109 units have been rented.

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

     In connection with the transaction, the Trust (along with Mr. McGrath, its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank"). As of March 31, 2001, approximately $6,477,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could elect to require the Trust to buy out the bank's position on the entire amount of the construction loan.

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

     Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or elect to require the Trust to buy out its position on the entire outstanding amount of the construction loan, or that BankOne will not seek to enforce its right to take over control of the Borrower.

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered units of limited partnership interest in the Operating Partnership (the "Operating Partnership Units" or "Units") (with an initial assigned value of $24,494,920) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States.

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

     The property interest acquired by the Trust are described in further detail at ITEM 2 - DESCRIPTION OF PROPERTIES.

     The table below summarizes the results of operations of the Trust for the year ended December 31, 2000.

                                               Year Ended
                                               December 31, 2000
                                               -----------------

     Property Revenues                         $ 5,374,412
     Property Income (Loss)                    $  (255,540)
     Administrative Expenses/Other Expenses    $ 3,088,810
     Net Loss                                  $(3,344,350)
     Total Assets                              $41,042,882
     Shareholders' Equity                      $10,444,429

Consolidated Balance Sheet as of December 31, 2000 Compared to December 31, 1999

     Due to the completion of the Exchange Offering, the balance sheet for the Trust reflects large increases in assets, liabilities and shareholders' equity. Total Assets for the Trust increased by $33,706,684 from $7,336,198 at December 31, 1999 to $41,042,882 at December 31, 2000. Total Liabilities for the Trust increased $24,792,567 from $5,805,886 at December 31, 1999 to $30,598,453 at
December 31, 2000. The Trust has entered into agreements with certain professionals involved in the Exchange Offering which are owed accounts payable, and continues to negotiate with other such professionals, to receive extended payment terms and reductions of the amounts due, where possible. Shareholders' Equity increased $8,914,117 from $1,530,312 at December 31, 1999 to $10,444,429 at December 31, 2000.

Operations for the Fiscal Year Ended December 31, 2000 Compared to the Fiscal Year Ended December 30, 1999

     Revenues increased by $4,789,010 from $585,402 for the year ended December 31, 1999 to $5,374,412 for the year ended December 31, 2000. Real Estate Expenses for the properties owned by the Trust increased from $1,024,209 for the year ended December 31, 1999 to $5,629,952 for the year ended December 31, 2000. The increases in Revenues and Real Estate Expenses were principally due to the completion of the Exchange Offering. Administrative Expenses decreased $1,043,924 from $2,728,120 for the year ended December 31, 1999 to $1,684,196 for the year ended December 31, 2000. The decrease in Administrative Expenses was principally due to a reduction in the cost of professionals associated with the Exchange Offering. Other non-recurring expenses for the year ended December 31, 2000 were $1,404,614. These expenses were primarily the result of an adjustment to reduce the carrying value of a rental apartment property held for sale to its realizable amount of $814,471 and an impairment charge of $354,544 relating to the Trust's investment in the Alexandria Property. The Trust's Net Loss for the year ended December 31, 2000 was $3,344,350 compared to $3,166,927 for the year ended December 31, 1999.

Liquidity and Capital Resources

     Net Cash Provided by Operating Activities increased by $1,191,141 from $1,036,202 cash used in the year ended December 31, 1999 to $154,939 cash provided in the year ended December 31, 2000. The increase in Net Cash Provided by Operating Activities was principally due to the results of the impending sale of one asset and the impairment on investments relating to the Exchange Offering. Net Cash Used in Investing Activities decreased $620,557 from ($801,890) for the year ended December 31, 1999 to ($181,333) for the year ended December 31, 2000. The decrease was principally due to a reduction in cash purchases of investments. Cash Flow Provided by Financing Activities decreased $1,681,039 from $1,694,567 in the year ended December 31, 1999 to $13,528 in the year ended December 31, 2000. The decrease was principally due to the expiration of the Cash Offering, resulting in reduced proceeds from the sale of Common Shares of beneficial interest.

     During the years ended December 31, 2000 and 1999, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. In addition, as reflected in the accompanying consolidated financial statements, the Trust incurred net losses of $3,344,350 and $3,166,927 in 2000 and 1999, respectively.

     Management's plans regarding these matters, with the objective of improving liquidity and becoming profitable, encompass the following four strategies:

     o increase property cash collections through implementation of utility billings, rent increases and property enhancements;

     o    refinance selected well performing assets;

     o dispose of assets which do not generate cash to cover operating costs or whose geographic location creates excessive burden; and

     o    reduce corporate overhead.

     In implementing these strategies, management has adopted the following action plans:

     o In many locations, the market for apartments has started to include re-billing of property water costs to tenants. The Trust has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The Trust has also started a program of enhancing the aesthetics of the properties which is allowing the Trust to increase rents while still improving occupancy.

     o The Trust has identified certain of its properties which are performing well, and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001, generating sufficient cash for the Trust to enter into negotiations with all of its Exchange Offering professionals, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Trust has identified four additional properties which it believes can support higher debt levels and provide cash for general corporate purposes. As a result, the Trust has refinancing proposals on these four properties that, if accepted by the Trust, would result in cash proceeds of approximately $1,500,000.

     o The Trust has entered into a contract for sale of one of its properties that, in the past, has required substantial and frequent cash infusions, and expects the sale to close during the second quarter of 2001. Additional properties are being evaluated for potential disposition.

     o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

     o For the three months ending March 31, 2001, the Operating Partnership anticipates generating positive cash flow from operations in an amount in excess of budget. As a result, on March 31, 2001, the Trust had approximately $430,000 in available cash.

     Management believes that the actions presently being taken by the Trust, including the cash to be realized upon refinancing the four properties previously mentioned and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability. The completion of the Exchange Offering on April 7, 2000 has, in the opinion of management, provided the critical mass necessary for profitable operations. As described above, the Trust has entered into agreements with certain professionals involved in the Exchange Offering which are owed for their services, and continues to negotiate with other such professionals, to receive extended payment terms and reductions of the amounts due, where possible. Distributions will be made by the Trust as cash flow allows, but will be negatively impacted as the open accounts payable are reduced. Management does not anticipate that the Trust will make distributions to its Shareholders for the next several quarters.

     In the future the Trust intends to use net cash proceeds from the sale of additional securities of the Trust and the Operating Partnership, unissued Common Shares of the Trust and Units of limited partnership interest in the Operating Partnership, available cash flow, and financing from other sources to acquire interests in residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests.

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

     Generally, there are no seasonal aspects of the operations of the Trust or the Operating Partnership which might have a material effect on their financial conditions or results of operation. However, for the last 36 months, one 60-unit student housing property owned by one of the Exchange Partnerships involved in the Exchange Offering has had an average occupancy rate of 55% for nine months of the year and 30% for the remaining three months of the year.

     Subject to the foregoing discussion, management believes that the Trust and the Operating Partnership have the ability to satisfy their cash requirements for the foreseeable future. However, it will be necessary for the Trust to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals. The Trust and the Operating Partnership intend to investigate making an additional public or private offering of Common Shares and/or Units within the next 12 months.

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

Year 2000 Problems

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

                               BARON CAPITAL TRUST



                          INDEX TO FINANCIAL STATEMENTS



                                                                 PAGE
                                                                 ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                 F-2

   Statements of Operations                                      F-3

   Statements of Shareholders' Equity                            F-4

   Statements of Cash Flows                                      F-5

   Notes to Financial Statements                              F-6 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Trustees and Shareholders
Baron Capital Trust
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of Baron Capital Trust (the "Trust") as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baron Capital Trust as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

As more fully discussed in Note 2, the Trust is subject to certain liquidity and profitability considerations. The Trust's plans with respect to these matters are also described in Note 2.


                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
April 13, 2001

                               BARON CAPITAL TRUST

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS
Rental Apartments:
   Land                                                                           $  5,643,600
   Rental property held for sale                                                     3,635,000
   Depreciable property                                                             26,091,407
                                                                                  ------------
                                                                                    35,370,007
   Less accumulated depreciation                                                     2,304,148
                                                                                  ------------
                                                                                    33,065,859

Cash                                                                                    20,908
Restricted Cash                                                                        359,894
Receivables from Affiliates:
   Mortgage notes, net                                                               3,057,078
   Accrued interest                                                                  1,745,367
   Other                                                                             1,777,654
Other Property and Equipment                                                           105,960
Other Assets                                                                           910,162
                                                                                  ------------
                                                                                  $ 41,042,882
                                                                                  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                              $ 23,540,172
   Accounts payable and accrued liabilities                                          2,129,615
   Notes payable                                                                     2,482,498
   Payables to affiliates                                                            2,110,086
   Accrued interest payable, affiliates                                                127,676
   Security deposits                                                                   208,406
                                                                                  ------------
         Total liabilities                                                          30,598,453
                                                                                  ------------

Commitments, Contingencies, Subsequent Events and Other Matters                             --

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 2,500,000
      shares authorized; 940,891 shares issued and outstanding                      18,875,273
   Deficit                                                                          (8,088,337)
   Distributions                                                                      (342,507)
                                                                                  ------------
         Total shareholders' equity                                                 10,444,429
                                                                                  ------------
                                                                                  $ 41,042,882
                                                                                  ============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Revenues:                                                                              2000            1999
                                                                                       ----            ----
   Property:
      Rental                                                                       $ 4,707,842     $ 1,056,995
      Equity in net loss of unconsolidated partnership                                (229,064)       (595,000)
   Interest and other income                                                           895,634         123,407
                                                                                   -----------     -----------
                                                                                     5,374,412         585,402
                                                                                   -----------     -----------
Real Estate Expenses:
   Depreciation                                                                        953,754         206,549
   Amortization of loan costs                                                          162,220          33,800
   Interest                                                                          1,901,100         316,095
   Repairs and maintenance                                                             632,283         143,923
   Personnel                                                                           680,146         126,070
   Property taxes                                                                      456,781          83,495
   Property insurance                                                                  101,707          29,144
   Utilities                                                                           421,681          68,827
   Other                                                                               320,280          16,306
                                                                                   -----------     -----------
                                                                                     5,629,952       1,024,209
                                                                                   -----------     -----------
Administrative Expenses:
   Personnel, including officer's compensation                                         721,626         680,774
   Management, investment and administrative fees, Managing Shareholder                332,151         148,012
   Professional services                                                               311,451       1,438,461
   Other                                                                               318,968         460,873
                                                                                   -----------     -----------
                                                                                     1,684,196       2,728,120
                                                                                   -----------     -----------
Other Expenses:
   Impairment of investments                                                           354,544              --
   Provision for loan losses                                                           235,599              --
   Loss on sale of investments                                                         814,471              --
                                                                                   -----------     -----------
                                                                                     1,404,614              --
                                                                                   -----------     -----------

      Total expenses                                                                 8,718,762       3,752,329
                                                                                   -----------     -----------

Net Loss                                                                           $(3,344,350)    $(3,166,927)
                                                                                   ===========     ===========

Net Loss Per Share - Basic and Diluted                                             $     (4.10)    $     (5.12)
                                                                                   ===========     ===========

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                              Common Shares of
                                                             Beneficial Interest
                                                             -------------------
                                                            Shares         Amount         Deficit     Distributions        Total
                                                            ------         ------         -------     -------------        -----
Balance, December 31, 1998                                    463,650   $  4,454,101   $ (1,577,060)   $    (72,159)   $  2,804,882

Year Ended December 31, 1999:
   Proceeds from sale of common shares of
      beneficial interest, net of offering costs              211,436      1,945,705             --              --       1,945,705
   Distributions paid                                              --             --             --        (270,348)       (270,348)
   Credit for estimated fair value of
      services performed by officer                                --        217,000             --              --         217,000
   Net loss                                                        --             --     (3,166,927)             --      (3,166,927)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1999                                    675,086      6,616,806     (4,743,987)       (342,507)      1,530,312
                                                         ------------   ------------   ------------    ------------    ------------

Year Ended December 31, 2000:
   Proceeds from sale of common shares of
      beneficial interest, net of offering costs               26,990        248,308             --              --         248,308
   Common shares issued in connection with
      Exchange Offering                                     2,449,492     11,793,159             --              --      11,793,159
   Conversion of Operating Partnership units
      for shares of beneficial interest                       113,912             --             --              --              --
   Shares issued as commissions to broker-dealers
      in connection with Exchange Offering                    124,903             --             --              --              --
   Credit for estimated fair value of
      services performed by officer                                --        217,000             --              --         217,000
   Net loss                                                        --             --     (3,344,350)             --      (3,344,350)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000                                  3,390,383   $ 18,875,273   $ (8,088,337)   $   (342,507)   $ 10,444,429
                                                         ============   ============   ============    ============    ============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                           2000            1999
                                                                                           ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                           $(3,344,350)     $(3,166,927)
   Adjustments to reconcile net loss to
      net cash provided (used) by operating activities:
         Impairment of investments                                                        354,544               --
         Provision for loan losses                                                        235,599               --
         Loss on sale of investments                                                      814,471               --
         Credit for estimated fair value of services performed by officer                 217,000          217,000
         Depreciation                                                                     987,754          206,549
         Amortization of loan costs                                                       162,220           33,800
         Equity in net loss of unconsolidated partnership                                 229,064          595,000
         (Increase) decrease in operating assets:
            Other receivables                                                                  --           76,388
            Reimbursed administrative expenses receivable                                  36,997          118,074
            Due from Managing Shareholder                                                  14,783          (14,783)
            Other assets                                                                    8,917            3,633
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued liabilities                                      147,888          893,092
            Security deposits                                                                 464            1,972
            Accrued interest payable, affiliates                                          289,588               --
                                                                                      -----------      -----------
               Net cash provided (used) in operating activities                           154,939       (1,036,202)
                                                                                      -----------      -----------

Cash Flows from Investing Activities:
   Additions to rental apartments                                                        (196,277)              --
   Investment in partnerships                                                                  --         (885,000)
   Cash distributions from partnerships                                                     6,082           69,000
   Purchases of other property and equipment                                               (4,979)              --
   Decrease in restricted cash                                                             13,841           14,110
                                                                                      -----------      -----------
               Net cash provided (used) by investing activities                          (181,333)        (801,890)
                                                                                      -----------      -----------

Cash Flows from Financing Activities:
   Proceeds from sale of common shares of beneficial interest                             248,308        1,945,705
   Distributions paid                                                                          --         (270,348)
   Proceeds from mortgage financing                                                            --          290,000
   Proceeds from notes payable, affiliates                                                     --           50,000
   Payments on notes payable                                                             (100,000)        (275,000)
   Payments on mortgages payable                                                         (503,960)         (51,399)
   Increase in loans payable to affiliates, net                                           369,180            5,609
                                                                                      -----------      -----------
      Net cash provided (used) by financing activities                                     13,528        1,694,567
                                                                                      -----------      -----------

Net Decrease in Cash                                                                      (12,866)        (143,525)

Cash, Beginning                                                                            33,774          177,299
                                                                                      -----------      -----------

Cash, Ending                                                                          $    20,908      $    33,774
                                                                                      ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                          $ 1,738,426      $   316,095
                                                                                      ===========      ===========

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


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

            The Managing Shareholder of the Trust is Baron Advisors, Inc., a Delaware corporation which manages the operations of the Trust and the Operating Partnership subject to the supervisory authority of the Board of the Trust over the activities of the Trust and the Operating Partnership and the Board's prior approval authority in respect of certain actions of the Trust and the Operating Partnership specified in the Declaration of Trust of the Trust.

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

         Basis of Presentation

            The accompanying consolidated financial statements include the consolidated accounts of the Trust and the Operating Partnership. The Trust is the general partner of the Operating Partnership and owns approximately 18% of the limited partner units of the Operating Partnership. The consolidated accounts of the Operating Partnership include the accounts of 28 controlled limited partnerships that at December 31, 2000 had an indirect equity and/or debt interest in 29 apartment communities. Interest in 25 of the 28 limited partnerships was acquired as a result of the Exchange Offering that was consummated April 7, 2000 (see Note 3).

            All significant intercompany transactions and balances have been eliminated in consolidation.

            The minority interest of unitholders in the Operating Partnership represents the 757,746 limited partnership units owned by the Original Investors of the Operating Partnership (see Note 14), and is stated at the amount of the capital contribution by them to the Operating Partnership ($100,000), reduced by their proportionate share of the net loss of the Operating Partnership limited to the $100,000 contribution. For 2000 and 1999, the entire balance of the proportionate share of the net loss of the Operating Partnership of $577,000 and $502,000, respectively, was charged to the majority unitholders. As of December 31, 2000, 757,746 Operating Partnership limited partnership units issued to the Original Investors are subject to escrow restrictions and 757,746 units are convertible into common shares of the Trust, respectively (see Note 14).

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk

            Financial instruments that potentially subject the Trust to concentrations of credit risk are comprised of cash and receivables from affiliates.

         Cash

            At various times during the year the Trust had deposits in financial institutions in excess of the federally insured limits. The Trust maintains its cash with high quality financial institutions, which the Trust believes limits these risks.

         Receivables from Affiliates

            Mortgage notes receivable are comprised mainly of second mortgages whose ultimate repayment is subject to the performance of the underlying property and timing of repayments. Other receivables are comprised of notes, lines of credit and advances receivable (see
            Note 8). The Trust establishes an allowance for loan losses when it believes the principal balance and accrued interest will not be recovered.

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

            Declines in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management evaluates its investment properties annually to assess whether any impairment indications are present. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

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

         Restricted Cash

            Restricted cash includes capital replacement reserves, and tax and insurance impound accounts held by lenders.

         Investments in Partnerships

            The Trust, through the Operating Partnership, accounts for its investments in limited partnerships in which it is deemed not to have the controlling interest, but has more than a minor limited partnership interest, utilizing the equity method of accounting. The Operating Partnership's investments in Alexandria Development, L.P. and Lamplight Court of Bellefontaine Apartments, Ltd., which represent a 40% and 31.7% interest, respectively, at December 31, 2000, are accounted for using the equity method (see Note 6).

         Mortgage Notes Receivable - Affiliates

            The Trust has investments in various mortgage notes receivable acquired as a result of the interest obtained in limited partnerships through the Exchange Offering completed April 7, 2000. Mortgage notes receivable are recorded at cost, less the related allowance for impairment, if any, of such mortgage notes receivable. The Trust accounts for such notes under the provisions of Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Trust will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of impairment is measured based upon (a) the present value of expected future cash flows discounted at the note's effective interest rate; and (b) the liquidation value of the note's collateral reduced by expected selling costs and other notes secured by the same collateral. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such receivables until the principal has been recovered, and are recognized as interest income thereafter.

         Loan Costs

            The Trust has capitalized those costs incurred with obtaining financing on the investment properties. Such costs (included with other assets) are being amortized over the remaining term of the financing.

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

         Reclassifications

            Certain items included in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

         Income Taxes

            The Trust has not provided for federal income taxes because the Trust believes it qualifies as a real estate investment trust (REIT) under the applicable Sections of the Internal Revenue Code. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes substantially all of its taxable income to its shareholders and complies with certain other requirements.

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

            The fair value of debt instruments has been estimated by using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At December 31, 2000, the differences between estimated fair value and the carrying value of debt instruments were not material.

         Recent Accounting Pronouncements

            In September 2000, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Trust anticipates that the adoption of SFAS 140 will not have a material effect on its financial position or results of operations.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)

            In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Trust believes that it is in compliance with the guidelines set forth in SAB 101.

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

NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS

         During the years ended December 31, 2000 and 1999, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. In addition, as reflected in the accompanying consolidated financial statements, the Trust incurred net losses of $3,344,350 and $3,166,927 in 2000 and 1999, respectively.

         Management's plans regarding these matters, with the objective of improving liquidity and becoming profitable, encompass the following four strategies:

            o increase property cash collections through implementation of utility billings, rent increases and property enhancements;

            o     refinance selected well performing assets;

            o dispose of assets which do not generate cash to cover operating costs or whose geographic location creates excessive burden; and

            o     reduce corporate overhead.

         In implementing these strategies, management had adopted the following action plans:

            o In many locations, the market for apartments has started to include re-billing of property water costs to tenants. The Trust has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The Trust has also started a program of enhancing the aesthetics of the properties which is allowing the Trust to increase rents while still improving occupancy.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

            o The Trust has identified certain of its properties which are performing well, and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001 (see Note 17), generating sufficient cash for the Trust to enter into negotiations with all of its Exchange Offering professionals, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Trust has identified four additional properties which it believes can support higher debt levels and provide cash for general corporate purposes. As a result, the Trust has proposals on these four properties that, if accepted by the Trust, would result in cash proceeds of approximately $1,500,000.

            o The Trust has entered into a contract for sale of one of its properties that, in the past, has required substantial and frequent cash infusions, and expects the sale to close during the second quarter of 2001. Additional properties are being evaluated for potential disposition.

            o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

            o For the three months ending March 31, 2001, the Operating Partnership anticipates generating positive cash flow from operations in an amount in excess of budget. As a result, on or about March 31, 2001, the Trust expects to have approximately $430,000 in available cash.

         Management believes that the actions presently being taken by the Trust, including the cash to be realized upon refinancing the four properties previously mentioned and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability.

NOTE 3.  EXCHANGE OFFERING

         On April 7, 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units (with an initial assigned value of $24,494,920) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is a founder and Chief Executive Officer of the Trust, a founder and principal unit holder of the Operating Partnership, and the Chief Executive, sole stockholder and director of the Managing Shareholder of the Trust.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  EXCHANGE OFFERING (Continued)

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

         The acquisition of the Exchange Partnership was accounted for under the purchase method of accounting, effective as of April 1, 2000 for accounting purposes. The cost of acquisition approximated the fair value of the net assets acquired (principally the appraised value determined by management based on actual 1998 appraisals of the underlying residential apartment properties less related liabilities) which amounted to $11,793,159. Therefore, no goodwill was recorded in this transaction. The results of operations of the Exchange Partnerships are included in the consolidated financial statements as of April 1, 2000.

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

         The following unaudited pro forma summary presents consolidated financial information as if the Exchange Partnerships had been acquired effective January 1, 1999. The pro forma amounts include adjustments for depreciation as a result of the adjustment to fair value of the residential

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  EXCHANGE OFFERING (Continued)

         apartment properties and interest associated with the related mortgages. The pro forma information does not necessary reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined partnerships.

                                                        2000            1999
                                                        ----            ----

          Total revenues                            $ 6,780,000     $ 5,842,000
          Cost and expenses                          10,234,000       9,047,000
                                                    -----------     -----------
          Net loss                                  $(3,454,000)    $(3,205,000)
                                                    ===========     ===========

          Weighted average number of shares             816,316         618,772
                                                        =======         =======

          Net loss per share                             $(4.23)         $(5.18)
                                                         ======          ======

NOTE 4.  RENTAL APARTMENTS

         In 1998, the Trust, in three separate transactions, acquired the entire limited partnership interest in three Florida partnerships each owning a residential apartment property in Florida representing an aggregate of 197 units. The aggregate consideration paid by the Trust was approximately $2,234,000.

         In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the Exchange Offering) under which it acquired additional interests in residential apartment properties (see Note 3). In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners in 23 limited partnerships which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties (containing an aggregate of 1,602 units) located in the southeast and mid-west United States.


NOTE 5.  RENTAL APARTMENT HELD FOR SALE

         On December 7, 2000, the Independent Trustees of the Trust accepted an offer to sell Glen Lake Arms Apartments (Glen Lake), a 144 unit apartment building located in St. Petersburg, Florida for $3,900,000. The decision to sell Glen Lake was based on the property's lack of performance and its continuing need for cash to operate. The Trust expects the sale to be consummated by April 30, 2000. The property was adjusted to its carrying amount of $3,635,000 at December 31, 2000, resulting in a charge to operations of $814,471.

         The results of operations of Glen Lake from the date of acquisition (April 7, 2000) through December 31, 2000 were as follows:

          Rental and other income                               $ 467,620
          Expenses                                                951,805
                                                                ---------
             Net Loss                                           $(484,185)
                                                                =========

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  INVESTMENTS IN PARTNERSHIPS

         Alexandria Development, L.P.

            On October 14, 1998, the Operating Partnership acquired an approximate 12% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Property"), a Delaware limited partnership, which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. An affiliate of the Trust sold the partnership interest in the Alexandria Property to the Operating Partnership and also serves as the managing general partner of the Alexandria Property. As of December 31, 1999, the Operating Partnership owned twenty-six (26) units out of a total of sixty-five (65) units of limited partnership interest for which it paid $1,285,000. The Operating Partnership had the option to acquire the remaining thirty-nine (39) units of limited partnership interests for $50,000 per unit or approximately $1,950,000. During 2000, the Operating Partnership purchased no units and the option expired on October 15, 2000.

            Due to recurring losses incurred by the Alexandria Property, a partners' deficiency, and a recent appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management has decided to write off their investment in Alexandria, resulting in a charge to operations of approximately $355,000 in 2000.

            The equity in net loss in Alexandria was approximately $229,000 and $595,000 for 2000 and 1999, respectively.

         Lamplight Court of Bellefontaine Apartments, Ltd.

            In connection with the Exchange Offering, the Trust indirectly acquired a 31.7% limited partnership interest in Lamplight Court of Bellefontaine Apartments, Ltd. (Bellefontaine) an 80 unit residential apartment community known as the Lamplight Court Apartments located in Bellefontaine, Ohio. As of December 31, 2000, the equity in the net loss in Bellefontaine exceeded the Trust's investment and therefore is carried at zero value in the consolidated balance sheet.

NOTE 7.  MORTGAGE NOTES RECEIVABLE - AFFILIATES

         As of December 31, 2000, the Trust held discounted mortgage notes, including accrued interest, which were acquired as a result of the interest obtained in limited partnerships through the Exchange Offering completed April 7, 2000. The carrying value of the notes at December 31, 2000 amounted to $3,057,078, net of allowance for loan losses of approximately $2,585,000. The total face value plus accrued interest of these notes amounted to $8,376,349 at December 31, 2000. The notes accrue interest at interest rates ranging from 6% to 12% and are generally paid currently to the extent of available cash flows. As of December 31, 2000, accrued interest relating to these mortgage notes receivables amounted to $1,251,482. The notes mature at various dates through April 20, 2008. The notes are secured by liens upon certain real and personal property and are subordinated to first mortgages, which in the aggregate amounted to approximately $11,500,000 at December 31, 2000.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  MORTGAGE NOTES RECEIVABLE - AFFILIATES (Continued)

         At December 31, 2000, the allowance for loan losses amounted to approximately $2,585,000. The allowance was established at the date the Exchange Offering was completed, as a result of accounting for the acquisition of interest in certain partnerships. Included in the consolidated statement of operations for 2000 is a charge to operations for a provision for loan losses of $235,599.

NOTE 8.  TRANSACTIONS WITH AFFILIATES

         Notes Receivable - Affiliates

            The Trust has four notes receivable due from an affiliate totaling $795,000 as of December 31, 2000. The notes call for monthly accruals of interest only at 10% per annum with principal and accrued interest due as a lump sum payment on April 8, 2003. Included in accrued interest due from affiliates is approximately $139,000 relating to these notes receivable as of December 31, 2000.

         Notes Payable - Affiliates

            The Trust has two non-interest bearing notes payable owed to its Chief Executive Officer totaling $140,000. The notes call for two lump-sum payments of $100,000 and $40,000 due on June 22, 2006 and April 25, 2007, respectively. The Trust also has a note payable to an affiliate totaling $552,256 with 12% interest per annum. Interest accrues and is due monthly. The unpaid principal balance and accrued interest is due as a lump-sum payment on December 31, 2002. Total notes payable to affiliates amounted to $692,256, with accrued interest of $49,919, as of December 31, 2000.

         Lines of Credit - Affiliates

            The Trust extends lines of credits to affiliates and is liable under lines of credit extended to the Exchange Properties from affiliates. All amounts accrue interest at 10% per annum and are due on demand. The balance due from affiliates under lines of credit was $805,667, with accrued interest of $354,762, as of December 31, 2000. Amounts due to affiliates under the lines of credit were $765,647, with accrued interest of $78,757, as of December 31, 2000.

         Advances To/From - Affiliates

            From time to time, the Trust advances funds to and receives advances from affiliates. These transactions are generally less than $20,000, non-interest bearing and are due on demand. Advances due from affiliates totaled $176,987 as of December 31, 2000. Advances due to affiliates totaled $652,183 as of December 31, 2000.

         Summary of Receivables/Payables - Affiliates:

                                                   Receivables       Payables
                                                   -----------       --------

          Notes receivable/payable                 $   795,000    $   692,256
          Lines of credit                              805,667        765,647
          Advances                                     176,987        652,183
                                                    ----------     ----------
             Total                                  $1,777,654     $2,110,086
                                                    ==========     ==========

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  OTHER PROPERTY AND EQUIPMENT

         Furniture and equipment                                        $114,154
         Computer equipment and software                                  47,552
         Leasehold improvements                                           20,813
                                                                        --------
                                                                         182,519
         Less accumulated depreciation                                    76,559
                                                                        --------
                                                                        $105,960
                                                                        ========

         Depreciation expense for other property and equipment for the years ended December 31, 2000 and 1999 was $34,001 and $34,001, respectively, and is included in other administration expenses in the consolidated statement of operations.

NOTE 10. MORTGAGES PAYABLE

         In 1998, the Partnership acquired interest in three limited partnerships each owning a residential apartment property. In connection with the Exchange Offering completed April 7, 2000, the Partnership acquired 16 partnerships that directly owned interests in 15 residential properties. Each property had a mortgage that is secured by such property. Total mortgage loans on these 18 properties amount to $23,540,172 at December 31, 2000. The mortgage loans bear interest at rates ranging from 6.5% to 9.5% and mature on various dates through December 2006.

         The aggregate maturities of mortgages payable for each of the five years subsequent to December 31, 2000 are as follows:

                                           Principal     Interest        Total
                                           ---------     --------        -----
         Year ending December 31:
            2001                          $ 2,906,262   $1,737,305   $ 4,643,566
            2002                              318,947    1,611,718     1,930,665
            2003                              342,599    1,588,067     1,930,666
            2004                            6,925,005    1,436,246     8,361,251
            2005                            6,943,373      766,232     7,709,605
            2006 and thereafter             6,103,987    1,672,240     7,776,227
                                          -----------   ----------   -----------
               Total                      $23,540,172   $8,811,807   $32,351,979
                                          ===========   ==========   ===========

NOTE 11. NOTES PAYABLE

         The Trust has unsecured notes payable to three entities with annual interest rates ranging from 10% to 10.4%. Principal and interest totaling $517,436 owed to one of the entities is due on demand. The remaining balances are due in 2001. As of December 31, 2000, the principal balance outstanding on these notes was $1,433,172, with accrued interest of $1,049,326, totaling $2,482,498.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. COMMITMENTS AND CONTINGENCIES

         Contract to Purchase Additional Properties

            In September 1998, the Trust entered into an agreement with three real estate development companies to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by one of the Trust's founders and Chief Executive Officer. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. Currently, the Trust does not have adequate resources to close on the transaction and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

            In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by a bank. As of March 31, 2001, approximately $6,477,000 of the construction loan had been drawn down. The interest rate on the construction loan is the bank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, the bank could elect to require the Trust to buy out the bank's position on the entire outstanding amount of the construction loan.

            In September 2000, the Trust received notice from counsel to the bank that Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property, had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial condition of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. The bank indicated that it was exercising its right to accelerate the loan. According to the Chief Executive Officer, the bank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to the Chief Executive Officer, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently pursuing a new long-term construction facility with another institutional lender to replace the bank loan (and the loan from another bank described below).

            Another bank has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, this bank has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referred to above.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

         Contract to Purchase Additional Properties (Continued)

            There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that the bank (described in the preceding paragraph) will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or elect to require the Trust to buy out its position on the entire outstanding amount of the construction loan, or that the other bank will not seek to enforce its right to take over control of the Borrower.

         Officers' Compensation

            A founder of the Trust and the Operating Partnership serves as Chief Executive Officer of the Trust and the Managing Shareholder. He has agreed to serve as Chief Executive Officer in exchange for compensation in the form of common shares of the Trust or units of the Operating Partnership in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust. As of December 31, 2000, no common shares of the Trust or units of the Operating Partnership have been issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Operating Partnership, provision of $217,000 has been made in the accompanying financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for 2000 and 1999. This amount has been charged to compensation expense for 2000 and 1999, with corresponding credits to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

            On August 28, 2000, the Trust entered into employment agreements with the President and Chief Operating Officer (COO) and with the Chief Financial Officer (CFO) through December 31, 2001. Under the terms of the agreement, the Trust through the Operating Partnership will pay the COO and the CFO $175,000 and $110,000 per annum, respectively. In addition, the COO and the CFO will receive $94,000 and $60,000, respectively, if they are involuntarily terminated for any reason other than gross misconduct.

         Underwriting Agreement

            In connection with the Cash Offering, which terminated on May 31, 2000, the Trust issued to Sigma Financial Corporation (the "Underwriter"), warrants to purchase common shares in an amount equal to 8.5% of the number of common shares sold in the offering on a best effort basis, by the Underwriter and participating broker-dealers selected by the Underwriter and the Trust. The warrants may be exercised at any time and from time to time through May 15, 2003 at an exercise price of $13.00 per warrant share. The Trust has reserved 59,676 common shares under the Underwriting Agreement, which is equivalent to 8.5% of the 702,076 common shares sold in the Cash Offering.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

         Operating Leases

            During 1998, the Operating Partnership executed an operating lease for office facilities. The lease, which expires on June 15, 2003, requires monthly payments of $5,000. The Operating Partnership has three options of five years each to extend its lease for a total of fifteen additional years. During 2000, the Operating Partnership subleased this office facility to an affiliated entity for the same amount ($5,000) on a month-to-month basis. The Operating Partnership moved into a new office facility which it subleases from an affiliated entity on a month-to-month basis for $2,500 per month.

            The Operating Partnership remains liable under the terms of the original lease which expires June 15, 2003.

            Minimum future lease payments on this lease are as follows:

              Year ending December 31:
                 2001                                                $ 60,000
                 2002                                                  60,000
                 2003                                                  30,000
                                                                     --------
                    Total                                            $150,000
                                                                     ========

            Rent expense was approximately $42,500 and $62,000 for 2000 and 1999, respectively.

         Pending Litigation

            The Trust is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Trust taken as a whole.

NOTE 13. RELATED PARTY TRANSACTIONS

         Trust Management Agreement

            In 1998, the Trust entered into a Trust Management Agreement with the Managing Shareholder under which the Managing Shareholder was obligated to provide management, administrative and investment advisory services to the Trust. The services to be rendered included, among other things, communicating with and reporting to investors, administering accounts, providing to the Trust of office space, equipment and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder was also responsible for determining which real estate investments and non-real estate investments (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) the Trust would make and for making divestment decisions, subject to the provisions of the Declaration. The Trust

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

         Trust Management Agreement (Continued)

            Management Agreement had an initial term of one year and was subject to extension on a year-to-year basis on approval of the Board or a majority of the stockholders entitled to vote on such matter or a majority of the Independent Trustees.

            Under the Agreement, the Trust is obligated to reimburse the Managing Shareholder for all Trust expenses related to the Cash Offering in an amount not to exceed 2% of gross proceeds from the sale by the Trust of common shares in the Trust's initial offering. The Trust is also obligated to reimburse the Managing Shareholder, on a monthly basis during the term of the agreement, for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount up to the sum of 1% of the gross proceeds from the sale by the Trust of common shares in the Trust's initial offering, and 1% of the initial stock price for each unit of limited partnership interest ("Unit") in the Operating Partnership issued in connection with its Exchange Offering. The Managing Shareholder in its sole discretion may elect to receive payment for its service in the form of common shares with an equivalent value. The Trust is also obligated to reimburse the Managing Shareholder for expenses incurred prior to and during the Cash Offering in investigating and evaluating investment opportunities and assisting the Trust in consummating its investments in an amount not to exceed 4% of the gross proceeds from the sale by the Trust of common shares in its Cash Offering for the Managing Shareholder's services.

            On February 7, 2001, the Independent Trustees of the Trust and the Managing Shareholder agreed to terminate the agreement effective December 31, 2000. At December 31, 2000, the Trust had accrued approximately $303,000 which represented all unpaid fees earned by the Managing Shareholder through December 31, 2000.

            During 2000 and 1999, respectively, the Trust paid the Managing Shareholder $23,649 and $42,289 for reimbursable expenses incurred during the Cash Offering, $10,796 and $84,578 for reimbursable investment expenses and $297,706 and $21,145 for reimbursable management expenses.

         Reimbursed Administrative Expenses

            The Operating Partnership shares certain administrative expenses with a number of other partnerships that are related to the Operating Partnership by means of a common person who is the sole stockholder and officer of the general partner of these partnerships and an officer of the Trust and of the general partner of the Operating Partnership. These administrative expenses are allocated as described below, and the allocated expenses are reimbursed to the Operating Partnership by these other partnerships. The allocation of the costs was determined based upon an analysis of those administrative costs directly associated with or reasonably allocated to the activities of each entity. Personnel costs were allocated based upon estimates of the time devoted by individual employees to each entity's activities on a monthly basis. Other administrative costs were allocated on a direct basis to the extent practicable, and the balance on a pro rata basis. In the opinion of management, the method used to allocate costs to all of the entities was considered to be reasonable under the circumstances.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

         Reimbursed Administrative Expenses (Continued)

            During 2000 and 1999, the Operating Partnership was reimbursed approximately $370,000 and $857,000, respectively, for administrative expenses, which have been presented as a reduction of the specific related category of administrative expenses in the accompanying financial statements.

NOTE 14. SHAREHOLDERS' EQUITY

         Cash Offering

            On May 15, 1998, pursuant to a registration statement on Form SB-2, the Trust commenced an initial public offering of a maximum of 2,500,000 common shares of beneficial interest in the Trust at $10 per common share (the "Cash Offering"). The Cash Offering, as amended, was terminated May 31, 2000. The Trust sold a total of 702,076 common shares in the offering for an aggregate offering price of $7,020,763. All of the common shares issued by the Trust in the offering are tradable without restriction under the Securities Act of 1933, as amended (the "Act"), but are subject to certain restrictions designed to permit the Trust to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code. The common shares are not listed for trading on any stock exchange, and no market currently exists for the common shares.

         Exchange Offering

            The Operating Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Act ("Exchange Offering").

            These units were exchanged for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or mortgage interests in one or more residential apartment properties. The Exchange Partnerships were managed by corporate general partners who are affiliated with one of the founders of the Trust and the Operating Partnership, who is also the sole stockholder and director of the Managing Shareholder of the Trust. The registration statement was declared effective on November 9, 1999, and the Exchange Offering commenced shortly thereafter.

            The number of Units offered in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit was arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share that was being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding was substantially identical since Unit holders, including recipients of Units in the Exchange Offering, are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. SHAREHOLDERS' EQUITY (Continued)

         Exchange Offering (Continued)

            not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares offered by the Trust in the Cash Offering) have been registered with the Commission.

            By virtue of the completion of the Exchange Offering, the Operating Partnership acquired equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. The Operating Partnership acquired interests in a particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships directly or indirectly owns equity and/or mortgage interests in one or more properties. Certain of the Exchange Partnerships directly or indirectly own equity interests in 16 properties, which consist of an aggregate of 1,012 residential units (comprised of studio, one, two, three and four bedroom units). Certain of the Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties, 21 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. See Note 3 regarding the completion of the Exchange Offering on April 7, 2000.

            In connection with the Exchange Offering, 124,903 Trust common shares were issued as a commission to broker-dealers who assisted the Operating Partnership in consummating the Exchange Offering. The shares were issued at a value of $10 per share and are reflected at a net zero value in the accompanying Statement of Shareholders' Equity.

         Operating Partnership Limited Partnership Units

            In connection with the formation of the Trust and the Operating Partnership, the Original Investors, Gregory K. McGrath and Robert
            S. Geiger, each subscribed for 601,080 limited partnership units of the Operating Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. The number of units subscribed for represented 19% of the maximum Common Shares that would have been outstanding after completion of the Cash Offering and the Exchange Offering assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. The subscription agreement entered into by the Original Investors provided that if, as of May 31, 2000, the number of units subscribed for by the Original Investors represented a percentage greater than 19% of the then outstanding Common Shares calculated on a fully diluted basis, each Original Investor would be required to return any excess Units to the Operating Partnership for cancellation.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. SHAREHOLDERS' EQUITY (Continued)

         Operating Partnership Limited Partnership Units (Continued)

            Therefore, as of May 31, 2000, an adjustment, reducing the number of Units held in escrow by 444,414, was made to accurately reflect the number of Units held by the Original Investors. The Original Investors have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

            The fair value of the units issued to the Original Investors amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the units, the Trust and the Operating Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the Operating Partnership; and the founders' units are subject to significant transfer restrictions. The Operating Partnership has accounted for the units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the units as outstanding in determining the weighted average partnership units outstanding for purposes of calculating net loss per partnership unit in the accompanying consolidated financial statements. Because the release of the units from escrow is not dependent upon the achievement of any specified level of profits, the release of the units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the units from escrow.

            Under the subscription agreement, the Original Investors agreed to waive future administrative fees for managing Exchange Partnerships which participated in the Exchange Offering, agreed to assign to the Operating Partnership the right to receive all residual economic rights attributable to the general partner interests in Exchange Partnerships; and, in order to permit management of the Exchange Properties by the Operating Partnership, caused the Exchange Partnerships to cancel the partnerships' prior property management agreements and agreed to forego the right to have a property management firm controlled by the Original Investors assume the property management role in respect of properties in which the Trust or the Operating Partnership invest.

            Following the Exchange Offering, the Operating Partnership controls the Exchange Partnerships by virtue of its ownership of substantially all of the limited partnership interests therein, which provides the Operating Partnership the ability to remove the general partner under the provisions of the limited partnership agreements pertaining to each Exchange Partnership that authorize limited partners holding over 50% of total partnership interest to remove the general partner.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. SHAREHOLDERS' EQUITY (Continued)

         Distributions

            In 1999, the Board of Trustees authorized the payment of three distributions aggregating $270,348 ($.16 per common share of beneficial interest) from the surplus of the Trust. This amount is presented in the accompanying consolidated financial statements as a deduction from shareholders' equity under the caption
            "Distributions". There were no distributions paid in 2000.

NOTE 15. NET LOSS PER SHARE

         The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

         Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive in 2000 and 1999.

         The components used in calculating basic net loss per share are as follows:

                                                            Weighted      Net
                                                            Average       Loss
                                              Net Loss       Shares    Per Share
                                              --------       ------    ---------

          2000                              $(3,344,350)    816,316     $(4.10)
                                            ===========     =======     ======
          1999                              $(3,166,927)    618,772     $(5.12)
                                            ===========     =======     ======

         Assuming that the Original Investors had exchanged their limited partnership units for an equivalent net amount of 757,746 and 158,353 Common Shares in 2000 and 1999, respectively, the net loss per share on an as-converted basis would have been $(2.12) and $(4.07) per share for 2000 and 1999, respectively.

NOTE 16. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES

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

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

          Land and Depreciable Property                            $28,723,196
          Mortgage Notes Receivable, Affiliates                      3,292,677
          Receivables and Accrued Interest, Affiliates               3,262,522
          Other Assets                                                 848,813
                                                                   -----------

          Total Assets                                              36,127,208
                                                                   -----------

          Mortgage Payable                                          19,766,015
          Notes Payable and Accrued Interest                         2,320,586
          Payables and Accrued Interest, Affiliates                  1,435,548
          Accounts Payable                                             644,266
          Security Deposits                                            167,634
                                                                   -----------

          Total Liabilities                                         24,334,049
                                                                   -----------

          Equity                                                   $11,793,159
                                                                   ===========

NOTE 17. SUBSEQUENT EVENTS

         On February 5, 2001, the Trust refinanced the first mortgages on three properties (see Note 2). The new information of the mortgages is as follows:

                                       Interest    Term        Maturity        Monthly
         Property           Mortgage     Rate    (Years)         Date         Payments
         --------           --------     ----    -------         ----         --------
         Pineview          $2,700,000    7.51%      25     February 5, 2011    $19,970
         Heatherwood       $1,900,000    7.51%      30     February 5, 2011    $13,298
         Eagle Lake        $1,900,000    7.51%      25     February 5, 2011    $14,053

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names of the persons that serve as Trustees and executive officers of the Trust and the Operating Partnership and their respective ages and positions are set forth below. Each of the trustees has served since 1998. The term of each independent trustee is one year.

Name                      Age    Position
----                      ---    --------

James H. Bownas           53     Trustee
Peter M. Dickson          51     Trustee
Gregory K. McGrath  1/    40     Chief Executive Officer - Trust
Robert S. Geiger  2/      50     Chief Operating Officer - Operating Partnership
Robert L. Astorino        54     President and Chief Operating Officer - Trust
                                 and Chief Executive Officer - Operating
                                 Partnership
Mark L. Wilson            54     Chief Financial Officer - Trust and Operating
                                 Partnership

     Baron Advisors, Inc. ("Baron Advisors" or the "Managing Shareholder"), the Managing Shareholder and a Trustee of the Trust, was incorporated in July 1997 as a Delaware corporation. The Managing Shareholder has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to (i) general supervision and review by the Independent Trustees and the Managing Shareholder acting together as the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees not affiliated with the Managing Shareholder or its affiliates. Baron Advisor's term as Trustee expires in May 2001, and it has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled on May 31, 2001.

     The management of Baron Advisors has substantial prior experience in and knowledge of the residential apartment property and single-family housing market and its financing and experience in the management of investment programs and in directing their operations. The Chief Executive Officer, sole director and sole shareholder of Baron Advisors are Gregory K. McGrath and its Chief Operating Officer is Robert S. Geiger.

     Prior to December 31, 2000, the Managing Shareholder was compensated for its services pursuant to a Trust Management Agreement. The Trust Management Agreement was terminated effective December 31, 2000, and since that time the Managing Shareholder has not been compensated for its services performed on behalf of the Trust. Officers and employees of the Managing Shareholder who perform services on behalf of the Trust are not paid any additional compensation by the Trust. Such officers and employees generally will serve in the same capacity for the Trust and will be compensated by the Trust in amounts determined by the Managing Shareholder, in the case of employees, and by the Executive Compensation Committee of the Trust.

----------

          1/Mr. McGrath is Chief Executive Officer, sole shareholder and sole director of the Managing Shareholder. He is also the Chief Executive Officer, sole shareholder and director of Baron Capital Properties, Inc., a Delaware corporation, which is the Corporate Trustee of the Trust.

          2/Mr. Geiger serves as the Chief Operating Officer of the Managing Shareholder.

     Gregory K. McGrath is the Chief Executive Officer, sole director and sole shareholder of Baron Advisors, co-founder and Chief Executive Officer of the Trust, and a co-founder and principal unitholder of the Operating Partnership. Mr. McGrath has over 10 years experience in all aspects of the real estate industry, including site selection and acquisition, arrangement and closing of mortgage financing, and property acquisition and management. Between January 1993 and June 1994, Mr. McGrath served as Senior Vice President of Realty Capital, Inc., a Florida corporation which sponsored real estate limited partnerships. Mr. McGrath is also the President, sole director and sole shareholder of Baron Real Estate Services, Inc. ("Baron"), an Ohio corporation headquartered in Cincinnati, Ohio, which he co-founded in 1989. Mr. McGrath is also the President, sole director and sole shareholder of Brentwood Management, LLP, an Ohio limited liability company which provides property management services. Mr. McGrath is also a principal of The Baron Organization, Inc., a Delaware corporation which manages an approximately $100 million real estate portfolio. In addition to the affiliations described above, Mr. McGrath is also a principal in a number of other related business entities which are involved in various aspects of the real estate business. In addition, he founded and is the President and principal shareholder of WaKul, Inc., a provider of integrated communications services to owners, property managers and residents of residential apartment properties. See also "Item 12 - Certain Relations and Related Transactions" below.

     Robert S. Geiger is a co-founder of the Trust and Operating Partnership and the Chief Operating Officer of the Operating Partnership. Mr. Geiger is also a practicing attorney. From 1994 to August 1998, he was managing director of the law firm of Geiger Kasdin Heller Kuperstein Chames & Weil, P.A., a Miami, Florida law firm with a general practice. From 1986 to 1994, he was managing director of Levine & Geiger, a Miami, Florida law firm. Mr. Geiger's practice is concentrated in complex commercial and real property transactions and business reorganizations. He serves as general counsel for national, regional and local corporations engaged in a wide range of business activities, including regulated industry matters. See also "Item 12 - Certain Relations and Related Transactions" below.

     James H. Bownas, an Independent Trustee of the Trust, has been a principal in Gamble Hartshorn Johnson Co. LPA, a Columbus, Ohio law firm with a general practice since November 1996. Mr. Bownas's practice is concentrated in securities, real estate, taxation, corporate and estate planning. Between January 1996 and November 1996, Mr. Bownas managed his own legal practice. Between 1989 and January 1996, Mr. Bownas served as General Counsel, Vice President and Secretary of Lexford, Inc. ("Lexford") (formerly Cardinal Realty Services, Inc. and before that Cardinal Industries, Inc.), a publicly traded company headquartered in Reynoldsburg, Ohio which has sponsored numerous real estate investment limited partnerships. At Lexford, Mr. Bownas developed significant experience in the syndication of real estate investment limited partnerships, negotiated the resolution of over $2 billion of creditors' claims in connection with the bankruptcy reorganization of Cardinal Industries, Inc., and coordinated the transition of Cardinal Industries, Inc. from a bankruptcy creditor to a successful publicly traded company. Since 1995, Lexford has engaged in several arms-length transactions (none of which represented a material portion of Lexford's assets, liabilities, revenues or expenditures) with affiliates of the Managing Shareholder pursuant to which multi-family real estate was sold to, purchased from and managed by and for such entities. Mr. Bownas's term as Independent Trustee expires in May 2001, and he has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled on May 31, 2001.

     Peter M. Dickson, an Independent Trustee of the Trust, has been managing director of the Guardian Management Company Limited, a global financial services corporation based in Bermuda since 1990. In addition, since 1994 Mr. Dickson has served as a director to Grosvenor Trust Company Limited, another Bermuda-based financial services corporation. Between 1985 and 1990, Mr. Dickson served as the Executive Vice President of Finance for The Wraxall Group, Bermuda. Between 1979 and 1985, Mr. Dickson held several positions with Peat, Marwick. Mr. Dickson's term as Independent Trustee expires in May 2001, and he has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled on May 31, 2001.

     Robert L. Astorino has served as served as President and Chief Operating Officer of the Trust since August 2000 and as Chief Executive Officer of the Operating Partnership since May 25, 1998. From February 1998 through May 25, 1998, he served as President - Property of Strategic Management Inc., a real estate management company affiliated with the Mr. McGrath. From 1992 through January 1998, he served as President of The Housing Partnership, Inc., a Louisville, Kentucky-based real estate investment and consulting company. Between 1991 and 1992, Mr. Astorino served as Assistant Vice President, Real Estate Operations at Great Western Bank in Beverly Hills, California, where his responsibilities included the operation and sale of residential and commercial real estate obtained in foreclosure.

     Mark L. Wilson was elected Chief Financial Officer of the Trust and the Operating Partnership in November 1998. Since June 1998 Mr. Wilson has also served as Chief Financial Officer of WaKul, Inc., a provider of integrated communications services to owners, property managers and residents of residential apartment properties. WaKul, Inc. is controlled by Mr. McGrath. Between 1989 and 1997, Mr. Wilson served as Vice President of Baron Real Estate Services, Inc., an affiliate of Mr. McGrath. Mr. Wilson was responsible for financial control, accounting and tax functions for that company in addition to financial control and accounting for all of the properties which it managed. In addition, Mr. Wilson served as President of The Baron Companies, a registered securities broker-dealer which served as the dealer manager of numerous private offerings of limited partnerships affiliated with Mr. McGrath.

     Joseph M. Jayson, age 62, has been nominated by the Trust for election as an Independent Trustee on its Board of Trustees. Mr. Jayson is the Chairman, Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, a wholly-owned subsidiary of J.M. Jayson & Company, Inc., and President and Director of Realmark Properties, Inc., also a wholly owned subsidiary of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A, and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the corporate general partner of the foregoing partnerships.

     For the past 38 years, Mr. Jayson has been engaged in various aspects of real estate brokerage and investment. He is a Certified Property Manager as designated by the Institute of Real Estate Management. He brokered residential properties from 1962 to 1964 and commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in the formation of, over 30 real estate-related limited partnerships. For the past 19 years, Mr. Jayson , J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil. Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University and a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management.

     Jerome S. Rydell, age 55, has been nominated by the Trust for election as an Independent Trustee on its Board of Trustees. Mr. Rydell is President, sole director and sole beneficial owner of the following companies: (i) Sigma Financial Corporation ("Sigma"), a NASD registered broker-dealer that acted as the underwriter of Baron Capital Trust's (the "Trust") public Cash Offering that ended in May 2000 and participated in the Exchange Offering of Baron Capital Properties, L.P., an affiliate of the Trust, pursuant to which limited partners of certain limited partnerships managed by affiliates of Mr. McGrath were offered the right to exchange their limited partnership interests in such partnerships in exchange for units of limited partnership interest in Baron Capital Properties, L.P.; and (ii) Sigma Planning Corporation, a registered investment advisor and a subsidiary of Sigma. Sigma was formed in 1983 and currently is licensed in 48 states. Its main office is located in Ann Arbor, Michigan and its 48-member staff supports more than 500 registered representatives. Both Sigma and Sigma Planning Corporation are registered with the Securities and Exchange Commission.

     Mr. Rydell and other affiliates have also sponsored a number of securities offerings in both real estate and radio stations. In addition, other affiliated companies currently manage real estate assets comprised of 1,500 residential sites and $22,000,000 of land contracts and mortgages in the metropolitan Detroit area. See also "Item 12 - Certain Relations and Related Transactions" below.

     The Corporate Trustee of the Trust is Baron Capital Properties, Inc. ("Baron Properties"), a Delaware corporation formed in July 1997 and an Affiliate of the Managing Shareholder. The primary duty of the Corporate Trustee is to operate an office in the State of Delaware as Delaware law requires that at least one of the trustees of a Delaware business trust (such as the Trust) have an office in Delaware. Baron Properties, as Corporate Trustee of the Trust, will act only at the direction of the Managing Shareholder, and will not take independent discretionary action on behalf of the Trust. The Corporate Trustee will not be compensated for its services, but will be reimbursed only for its reasonable out-of-pocket expenses in serving in such capacity which are approved in advance by the Managing Shareholder. Such expenses are expected to be limited to those incurred in connection with the operation of its Delaware office. Baron Properties may be a trustee of other similar entities that may organized by the Managing Shareholder, Baron Advisors, and any of their respective Affiliates. The Chief Executive Officer, sole director and sole stockholder of Baron Properties is Gregory K. McGrath. The principal office of Baron Properties is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.


Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

     No reports were required to be filed in the most recent fiscal year pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, since the Trust's Common Shares are not registered under the act.

ITEM 10. EXECUTIVE COMPENSATION

                                                 Annual Compensation

                                                                                         Long Term              All Other
  Name and Principal Position             Year        Salary           Bonus           Compensation           Compensation
  ---------------------------             ----        ------           -----           ------------           ------------
Gregory K. McGrath, Chief Executive       2000     $ 217,000  1/         --                 --                    --
Officer - Trust


Robert S. Geiger, Chief Operating         2000     $  55,769  2/         --                 --                    --
Officer - Operating Partnership

                                          2000     $ 149,899             --                 --                $ 9,600 3/
Robert L. Astorino, President and
Chief Operating Officer - Trust and
Chief Executive Officer - Operating
Partnership

Mark L. Wilson, Chief Financial           2000     $  72,729             --                 --                $ 9,791 3/
Officer - Trust and Operating
Partnership

     1/ The Board of the Trust awarded Mr. McGrath compensation in the amount of $217,000 for his services in 2000. Mr. McGrath elected not to be paid in cash. Instead, such amount was recorded as a compensation expense of the Trust and treated as a capital contribution. In addition, Mr. McGrath, is the Chief Executive Officer and sole shareholder and director of Baron Advisors, Inc., which is the Managing Shareholder of the Trust. Prior to its termination in December 2000, a Trust Management Agreement, dated as of May 15, 1998, provided that Baron Advisors, Inc. was entitled to be reimbursed for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount equal to 1% of the gross proceeds of the Cash Offering plus 1% of the initial value of Units issued in connection with the Exchange Offering, up to a maximum of $500,000 per year. In addition, the Managing Shareholder was entitled to reimbursement for (i) distribution, due diligence and organizational expenses incurred in connection with the formation of the Trust and the Operating Partnership and with the Cash Offering in an amount not to exceed 1% of gross proceeds from the Cash Offering; (ii) legal, accounting and consulting fees and filing, recording, printing, postage and other miscellaneous expenses incurred in connection with the Cash Offering in an amount not to exceed 1% of the gross proceeds from the Cash Offering; and (iii) expenses incurred prior to and during the Cash Offering for investigating and evaluating investment opportunities for the Trust and the Operating Partnership (other than in connection with the Exchange Offering) and for assisting them in consummating their investments, in an amount not to exceed 4% of the gross proceeds from the Cash Offering. In 2000, the Trust incurred expenses due Baron Advisors, Inc. totaling $12,095, comprised of reimbursable organizational and offering expenses ($8,396), and reimbursable investment advisory expenses ($3,699). Since December 31, 2000, the Managing Shareholder has not been entitled to receive any reimbursement for expenses incurred on behalf of the Trust and the Operating Partnership.

     2/ Prior to August 1, 2000, Mr. Geiger's annual salary was set at $100,000, in addition to benefits, and eligibility for participation in any Common Share option plan and bonus incentive compensation plan implemented by the Trust. Since August 1, 2000, Mr. Geiger has not been entitled to any compensation for his services on behalf of the Trust and the Operating Partnership.

     3/ Company Allowance

     Each Independent Trustee is entitled to be paid an annual fee of $6,000 for serving in such capacity. In August 2000, the Trust entered into employment agreements with Mr. Astorino, to serve as President and Chief Operating Officer of the Trust, and Mr. Wilson, to serve as its Chief Financial Officer, through December 31, 2001. Under the terms of the agreements, the Trust, through the Operating Partnership, will pay Mr. Astorino $175,000 and Mr. Wilson $110,000 per annum to serve in such capacities. In addition, Mr. Astorino and Mr. Wilson will be entitled to receive $60,000 and $40,000, respectively, as an incentive payment to remain in the employment of the Trust through the term of the agreements. They will also be entitled to receive $90,000 and $60,000, respectively, if they are involuntarily terminated prior to the end of the term for any reason other than their respective gross misconduct.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Shares of the Trust by (i) each Trustee and Trustee nominees, (ii) the Trust's Chief Executive Officer and each executive officer of the Trust, (iii) all executive officers of the Trust and the Operating Partnership as a group, and (iv) to the Trust's knowledge, by any person owning beneficially more than 5% of the outstanding shares of such class, in each case at December 31, 2000. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all Common Shares shown as beneficially owned by such person.

----------------------------------------------------------------------------------------------------------
       Name, Position and Address of                 Amount and Nature
              Beneficial Owner                    of Beneficial Ownership             Percentage of Class
----------------------------------------------------------------------------------------------------------
James H. Bownas                                              --                                --
Independent Trustee
1 East Livingston Avenue
Columbus, Ohio  43215
----------------------------------------------------------------------------------------------------------
Peter M. Dickson                                             --                                --
Independent Trustee
33 Church Street
Hamilton, Bermuda  HM 12
----------------------------------------------------------------------------------------------------------
Baron Advisors, Inc.                                         10                                --
Managing Shareholder and
Trustee-Trust
----------------------------------------------------------------------------------------------------------
Gregory K. McGrath                                       378,873 2/                          28.7%
Chief Executive Officer-Trust  1/
----------------------------------------------------------------------------------------------------------
Robert S. Geiger                                         378,873 2/                          28.7%
Chief Operating Officer-
Operating Partnership  1/
----------------------------------------------------------------------------------------------------------
Robert L. Astorino                                       100,000 2/                           9.6%
President and Chief Operating Officer-Trust
and Chief Operating Officer- Operating
Partnership   1/
----------------------------------------------------------------------------------------------------------
Mark L. Wilson                                               --                                --
Chief Operating Officer-Trust and Operating
Partnership   1/
----------------------------------------------------------------------------------------------------------
Joseph M. Jayson                                             --                                --
Trustee Nominee
c/o J.M. Jayson & Co., Inc.
2350 North Forest Road
Getzville, NY 14068
----------------------------------------------------------------------------------------------------------
Jerome S. Rydell                                         97,450 3/                          10.4% 3/
Trustee Nominee
c/o Sigma Financial Corporation
4261 Park Road
Ann Arbor, MI 48103
----------------------------------------------------------------------------------------------------------
All executive officers, Trustees, Trustee                855,206 2/                          50.3%
nominees of the Trust and Operating
Partnership, as a group (9)
----------------------------------------------------------------------------------------------------------

     1/ The address of Baron Advisors, Inc. and Messrs. McGrath, Geiger, Astorino and Wilson is 7826 Cooper Road, Cincinnati, Ohio 45242.

     2/ Mr. McGrath and Mr. Geiger, the co-founders of the Trust and the Operating Partnership, each own 378,873 Operating Partnership Units which are exchangeable into an equivalent number of Common Shares of the Trust. Their Units have been deposited into an institutional escrow account. The escrowed Units (and/or Common Shares to the extent they exchange Units for Common Shares) are to be released in equal amounts on the sixth, seventh, eighth and ninth anniversary dates of the effectiveness of the Cash Offering, or earlier if certain financial goals are achieved by the Trust. Under the Declaration of Trust, no other Shareholder or Unitholder may hold more than 5% of the beneficial interest in the Trust. Mr. Astorino holds a 10-year warrant (which expires in February 2009) to acquire up to 100,000 Operating Partnership Units from Mr. McGrath at an exercise price of $.001 per unit.

     3/ Mr. Rydell is shown as the beneficial owner of such Common Shares by virtue of his ownership of Sigma Financial Corporation ("Sigma"), which earned such shares as commissions in connection with the Exchange Offering. See ITEM 12
- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS below. Sigma has allocated a portion of the Common Shares to its registered representatives who earned such shares for assisting the Operating Partnership in the Exchange Offering. As a result of such allocation, Sigma actually beneficially owns less than 5% of the outstanding Common Shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the years ended December 31, 1998, 1999 and 2000, the Trust directly or indirectly entered into several transactions in which the amount exceeded $60,000 and in which an executive officer of the Trust or the Operating Partnership had an interest. From 1998 through 2000, the following related transactions occurred.

     1. The Trust contributed $3,858,240 (1998), $1,379,500 (1999), and $230,118
(2000) of the net proceeds from the Cash Offering to the Operating Partnership in exchange for 702,076 Operating Partnership Units. The Trust and the Operating Partnership were co-founded by Gregory K. McGrath and Robert S. Geiger, who are the Chief Executive Officer of the Trust and Chief Operating Officer of the Operating Partnership, respectively, and who each own individually Operating Partnership Units as described below.

     2. The Operating Partnership acquired limited partnership interests in Alexandria Development, L.P. from an affiliate of Mr. McGrath. See "ITEM 2 - DESCRIPTION OF PROPERTIES - Description of Properties - Acquired Properties - Alexandria Property."

     3. In connection with the formation of the Trust and the Operating Partnership, Mr. McGrath and Mr. Geiger, the founders of the Trust and the Operating Partnership, subscribed for 1,202,160 Units in the Operating Partnership in exchange for a cash payment of $100,000. On May 31, 2000 (the termination date of the Cash Offering), pursuant to an agreement among Mr. McGrath, Mr. Geiger, the Trust and the Operating Partnership, Mr. McGrath and Mr. Geiger returned to the Operating Partnership all but 757,746 Units, representing 9.5% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. All outstanding Units, including those owned by Mr. McGrath and Mr. Geiger, are exchangeable into an equivalent number of Common Shares. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     4. As described in "ITEM 1 - DESCRIPTION OF BUSINESS - Brief Description of Properties - Exchange Offering," effective April 7, 2000, the Operating Partnership acquired equity and debt interests in residential apartment properties in connection with the completion of an Exchange Offering made to individual limited partners of 23 limited partnerships in which Mr. McGrath either directly or indirectly held a beneficial interest.

     5. Described above under "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Results of Operations" are certain transactions involving Gregory K. McGrath, a co-founder of the Trust and the Operating Partnership and the Chief Executive Officer of the Trust, certain of his affiliates, and the Trust relating to the Burgundy Hills Property.

     Described below are certain transactions involving Jerome S. Rydell, a nominee for Trustee, and the Trust, the Operating Partnership, and affiliates of Mr. McGrath. Mr. Rydell is the President, sole director and sole beneficial owner of Sigma Financial Corporation ("Sigma"), a registered securities broker-dealer. Sigma served as the underwriter in the sale of the Trust's Common Shares in its best-efforts public Cash Offering that ended in May 2000. Sigma earned approximately $560,000 in commissions for sales it completed in the offering. In addition, Sigma also earned five-year warrants (which expire in May
2003) to acquire 59,676 Common Shares at an exercise price of $13.00 per share. Sigma allocated a portion of the cash commissions and warrants to its registered representatives.

     Sigma also participated in the Exchange Offering completed in April 2000 by the Operating Partnership. In exchange for its services during the offering, Sigma earned 97,450 Common Shares, a portion of which it allocated to its registered representatives. Sigma has also participated as a broker-dealer in numerous private offerings by investment programs (including the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering and WaKul, Inc.) sponsored and managed by Gregory K. McGrath or affiliates of Mr. McGrath, a co-founder and Chief Executive Officer of the Trust and a co-founder and principal holder of Units in the Operating Partnership. Sigma, Mr. Rydell and certain of Sigma's registered representatives are owed more than $100,000 by those programs for outstanding commissions, offering fees, reimbursable expenses, and advances.

     Sigma is also participating in the private offering sale of units of limited partnership interest in Baron Lakeside Construction Fund, L.P. ("Baron Lakeside") and Baron SABH Construction Fund, L.P. ("Baron SABH"). The two partnerships, sponsored and managed by affiliates of Mr. McGrath, are attempting to raise a total of $4,150,000. The net proceeds of these offerings will be used to make loans to owner/developers of residential condominium and apartment development properties to enable them to pay down first mortgage indebtedness secured by such properties and to cover outstanding payables owed to general contractors and other vendors of the projects, construction completion expenses, interest payments prior to repayment of the loans, working capital, and/or certain administrative expenses. The owner/developers of the properties to be developed are controlled and managed by affiliates of Mr. McGrath.

     Following their completion, the development properties beneficially owned by Mr. McGrath will be listed for sale, and the new development loans and prior development loans made by other investment limited partnerships sponsored and managed by affiliates of Mr. McGrath to owner/developers controlled by McGrath will be repaid out of the net proceeds from any such sales and sales of certain interests beneficially owned by Mr. McGrath in other properties.

     Mr. Rydell is also a principal of Sigma Renaissance Corporation ("Sigma Renaissance"), which will have significant authority in respect of the funding of construction completion requests from owner/developers; the sale of properties to be developed; the management of entities controlled by Mr. McGrath which will be involved in the transactions contemplated in the two offerings; and distributions to limited partners of Baron Lakeside and Baron SABH. In exchange for a construction fee, Sigma Renaissance will also supervise construction and serve as the onsite construction managers for the completion of development and construction on the unfinished development properties to be completed with the proceeds of the new development loans. Mr. Rydell and Robert
L. Astorino, the President and Chief Operating Officer of the Trust and the Chief Executive Officer of the Operating Partnership, serve as managers of Sigma Renaissance.

     The roles of Mr. Rydell, Sigma and Sigma Renaissance in the Baron Lakeside and Baron SABH transactions are designed (i) to mitigate conflicts of interest which affect Mr. McGrath due to his role as an affiliate of Baron Lakeside, Baron SABH, owner/developers which borrow development funds and prior borrower and lender partnerships affiliated with Mr. McGrath and (ii) to provide for repayment of the new and prior development loans prior to the distribution of any net profits or any other payments to Mr. McGrath or any affiliates beneficially owned entirely by him attributable to their respective interest in any of the development properties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Documents filed as part of this report:

     (a) Exhibits are either attached as part of this Report or incorporated by reference herein.

--------------------------------------------------------------------------------
  Exhibit Number    Description
--------------------------------------------------------------------------------
          3.1*      Certificate of Business Trust Registration of the Registrant
                    (incorporated herein by reference to Exhibit 3.1 to the Form
                    SB-2 Registration Statement of Baron Capital Trust filed
                    with the Securities and Exchange Commission on September 5,
                    1997).
--------------------------------------------------------------------------------
          3.2*      Amended and Restated Declaration of Trust for the Registrant
                    made as of August 11, 1998 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form S-4
                    Registration Statement of Baron Capital Properties, L.P.
                    filed with the Securities and Exchange Commission on
                    September 22, 1998 (Registration No. 333-55753)).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          3.3*      Form of by-laws of the Registrant (incorporated herein by
                    reference to Exhibit 3.3 to Amendment No. 3 to the Form SB-2
                    Registration Statement of Baron Capital Trust filed with the
                    Securities and Exchange Commission on May 15, 1998).
--------------------------------------------------------------------------------
          4.1*      Form of Common Share Certificate (incorporated herein by
                    reference to Exhibit 4.1 to Amendment No. 2 to the Form SB-2
                    Registration Statement of Baron Capital Trust filed with the
                    Securities and Exchange Commission on April 24, 1998).
--------------------------------------------------------------------------------
          10.1*     Trust Management Agreement, dated as of May 15, 1998 between the Registrant and Baron Advisors, Inc. (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form
                    SB-2 Registration Statement of Baron Capital Trust filed
                    with the Securities and Exchange Commission on May 15,
                    1998).
--------------------------------------------------------------------------------
          10.2*     Form of Indemnification Agreement among the Registrant,
                    Baron Advisors, Inc., and the Registrant's Independent
                    Trustees and officers (included in Sections 3.6 and 3.7 of the Amended and Restated Declaration of Trust referenced
                    above in Exhibit 3.2)
--------------------------------------------------------------------------------
          10.3*     Warrant Purchase Agreement, dated as of May 15, 1998,
                    between the Registrant and Sigma Financial Corporation
                    (incorporated herein by reference to Exhibit 10.4 to
                    Amendment No. 2 to the Form SB-2 Registration Statement of
                    Baron Capital Trust filed with the Securities and Exchange
                    Commission on April 24, 1998).
--------------------------------------------------------------------------------
          10.5*     Form of Subscription Documents (incorporated herein by
                    reference to Exhibit 3.1 to the Form SB-2 Registration
                    Statement of Baron Capital Trust filed with the Securities and Exchange Commission on September 5, 1997).
--------------------------------------------------------------------------------
          10.6*     Agreement of Limited Partnership of Baron Capital
                    Properties, L.P. dated as of May 15, 1998 (incorporated
                    herein by reference to Exhibit 10.6 to Amendment No. 3 to
                    the Form SB-2 Registration Statement of Baron Capital Trust
                    filed with the Securities and Exchange Commission on May 15,
                    1998).
--------------------------------------------------------------------------------
          10.7*     Amended and Restated Security Escrow Agreement dated as of
                    May 15, 1998 among Gregory K. McGrath, Robert S. Geiger,
                    Baron Capital Trust and American Stock and Transfer Company
                    (incorporated herein by reference to Exhibit 10.4 to
                    Amendment No. 2 to the Form S-4 Registration Statement of
                    Baron Capital Properties, L.P. filed with the Securities and
                    Exchange Commission on January 29, 1999 (Registration No.
                    333-55753)).
--------------------------------------------------------------------------------
          10.8*     Founders' Subscription Agreement (incorporated herein by
                    reference to Exhibit 10.5 to Amendment No. 2 to the Form S-4
                    Registration Statement of Registrant filed with the
                    Securities and Exchange Commission on January 29, 1999).
--------------------------------------------------------------------------------
          10.9*     First Amendment to Amended and Restated Security Escrow
                    Agreement, dated April 30, 1999 (incorporated herein by
                    reference to Exhibit 10.6 to Amendment No. 4 to the Form S-4
                    Registration Statement of Registrant filed with the
                    Securities and Exchange Commission on June 2, 1999).
--------------------------------------------------------------------------------
          10.10*    Amendment to Founders' Subscription Agreement dated April
                    30, 1999 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Form S-4 Registration Statement of
                    Registrant filed with the Securities and Exchange Commission on June 2, 1999).
--------------------------------------------------------------------------------
          10.11**   Employment Agreement dated as of August 28, 2000 between the
                    Trust and Robert L. Astorino
--------------------------------------------------------------------------------
          10.12**   Employment Agreement dated as of August 28, 2000 between the
                    Trust and Mark L. Wilson
--------------------------------------------------------------------------------
          21**      Subsidiaries of the Registrant
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          23** Consent of Rachlin Cohen & Holtz, Independent Certified Public Accountants
--------------------------------------------------------------------------------

*   Previously filed.
**  Filed herewith.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BARON CAPITAL TRUST

May 8, 2001                                        By: /s/ Robert L. Astorino
                                                       ------------------------
                                                           Robert L. Astorino
                                                           President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                            Date
----------                          -----                            ----

/s/ Robert L. Astorino     President                                 May 8, 2001
-----------------------    (Principal Executive Officer)
    Robert L. Astorino

/s/ Mark L. Wilson         Chief Financial Officer                   May 8, 2001
-----------------------    (Principal Financial and Accounting
    Mark L. Wilson         Officer)

/s/ James H. Bownas        Trustee                                   May 8, 2001
-----------------------
    James H. Bownas

/s/ Peter M. Dickson       Trustee                                   May 8, 2001
-----------------------
    Peter M. Dickson

/s/ Gregory K. McGrath     Trustee and Corporate Trustee,            May 8, 2001
-----------------------    respectively
    Gregory K. McGrath,
    Chief Executive
    Officer of Baron
    Advisors, Inc. and
    Baron Capital
    Properties, Inc.