Form 10QSB
period 2001-03-31
BARON CAPITAL TRUST
filed 2001-05-25
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Yes [X]  No [ ]

As of the date of this Report, the Registrant has outstanding 824,378 shares of beneficial interest ("Common Shares"), its only class of common equity.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          See following pages.

                               BARON CAPITAL TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                  March 31,      December 31,
                                                                                    2001             2000
                                                                                    ----             ----
                                                                                (Unaudited)
                                     ASSETS
Rental Apartments:
   Land                                                                        $  5,643,600      $  5,643,600
   Rental property held for sale                                                  3,609,931         3,635,000
   Depreciable property                                                          26,091,407        26,091,407
                                                                               ------------      ------------
                                                                                 35,344,938        35,370,007
   Less accumulated depreciation                                                  2,578,322         2,304,148
                                                                               ------------      ------------
                                                                                 32,766,616        33,065,859

Cash                                                                                489,454            20,908
Restricted Cash                                                                     423,042           359,894
Reimbursed Administrative Expenses Receivable, Affiliates                                --                --
Due from Managing Shareholder                                                            --                --
Other Receivables                                                                        --                --
Receivables from Affiliates                                                       6,717,368         6,580,099
Other Property and Equipment                                                         97,460           105,960
Other Assets                                                                        809,234           910,162
                                                                               ------------      ------------
                                                                               $ 41,303,174      $ 41,042,882
                                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                           $ 25,796,222      $ 23,540,172
   Accounts payable and accrued liabilities                                       1,425,004         2,129,615
   Notes payable                                                                  2,086,473         2,482,498
   Payables to affiliates                                                         2,087,089         2,237,762
   Security deposits                                                                214,376           208,406
                                                                               ------------      ------------
         Total liabilities                                                       31,609,164        30,598,453
                                                                               ------------      ------------

Commitments, Contingencies, Subsequent Events and Other Matters                          --                --

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 2,500,000
      shares authorized; 940,891 shares issued and outstanding                   18,875,273        18,875,273
   Deficit                                                                       (8,838,756)       (8,088,337)
   Distributions                                                                   (342,507)         (342,507)
                                                                               ------------      ------------
         Total shareholders' equity                                               9,694,010        10,444,429
                                                                               ------------      ------------
                                                                               $ 41,303,174      $ 41,042,882
                                                                               ============      ============

           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                       2001              2000
                                                                       ----              ----
Revenues:
   Property:
      Rental                                                       $ 1,569,482       $   267,668
      Equity in net loss of unconsolidated partnership                      --           (37,840)
   Interest and other income                                           255,359            25,540
                                                                   -----------       -----------
                                                                     1,824,841           255,368
                                                                   -----------       -----------
Real Estate Expenses:
   Depreciation                                                        299,244            40,825
   Amortization of loan costs                                           18,205                --
   Interest                                                            522,692            85,459
   Repairs and maintenance                                             165,380            25,809
   Personnel                                                           208,207            16,672
   Property taxes                                                      140,977            19,904
   Property insurance                                                   30,155             5,360
   Utilities                                                           153,459            13,374
   Other                                                                27,291             5,860
                                                                   -----------       -----------
                                                                     1,565,610           213,263
                                                                   -----------       -----------
Administrative Expenses:
   Personnel, including officer's compensation                         155,290           159,618
   Professional services                                                66,083           161,120
   Other                                                               105,972           (22,151)
                                                                   -----------       -----------
                                                                       327,345           298,587
                                                                   -----------       -----------

Net Loss Before Other Expenses                                         (68,114)         (256,482)
                                                                   -----------       -----------

Other Expenses:
   Prepayment penalties                                                534,075                --
   Write-off of loan costs on refinanced loans                         148,230                --
                                                                   -----------       -----------
                                                                       682,305                --
                                                                   -----------       -----------

Net Loss                                                           $  (750,419)      $  (256,482)
                                                                   ===========       ===========

Net Loss Per Share - Basic and Diluted                             $     (0.92)      $     (0.37)
                                                                   ===========       ===========

           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                Common Shares of
                                                               Beneficial Interest
                                                               -------------------
                                                               Shares        Amount        Deficit     Distributions       Total
                                                               ------        ------        -------     -------------       -----
Balance, December 31, 1999                                     675,086    $ 6,616,806    $(4,743,987)    $(342,507)    $  1,530,312
                                                             ---------    -----------    -----------     ---------     ------------

Year Ended December 31, 2000:
   Proceeds from sale of common shares of
      beneficial interest, net of offering costs                26,990        248,308             --            --          248,308
   Common shares issued in connection with
      Exchange Offering                                      2,449,492     11,793,159             --            --       11,793,159
   Conversion of Operating Partnership units
      for shares of beneficial interest                        113,912             --             --            --               --
   Shares issued as commissions to broker-dealers
      in connection with Exchange Offering                     124,903             --             --            --               --
   Credit for estimated fair value of
      services performed by officer                                 --        217,000             --            --          217,000
   Net loss                                                         --             --     (3,344,350)           --       (3,344,350)
                                                             ---------    -----------    -----------     ---------     ------------

Balance, December 31, 2000                                   3,390,383     18,875,273     (8,088,337)     (342,507)      10,444,429
                                                             ---------    -----------    -----------     ---------     ------------

Net Loss (Unaudited)                                                --             --       (750,419)           --         (750,419)
                                                             ---------    -----------    -----------     ---------     ------------

Balance, March 31, 2001(Unaudited)                           3,390,383    $18,875,273    $(8,838,756)    $(342,507)    $  9,694,010
                                                             =========    ===========    ===========     =========     ============

           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                     2001              2000
                                                                                     ----              ----
Cash Flows from Operating Activities:
   Net loss                                                                      $  (750,419)      $  (256,482)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Credit for estimated fair value of services performed by officer                 --            54,270
         Depreciation                                                                307,743            40,825
         Amortization of loan costs                                                   18,205                --
         Write-off of loan costs on refinanced loans                                 148,230                --
         Equity in net loss of unconsolidated partnership                                 --            37,840
         Decrease in operating assets:
            Reimbursed administrative expenses receivable                                 --             1,713
            Other assets                                                             132,105            60,825
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued liabilities                                (704,611)          (56,600)
            Security deposits                                                          5,970             2,758
                                                                                 -----------       -----------
               Net cash used in operating activities                                (842,777)         (114,851)
                                                                                 -----------       -----------

Cash Flows from Investing Activities:
   Purchases of other property and equipment                                              --            (7,935)
   Decrease in restricted cash                                                       (63,148)          (28,697)
                                                                                 -----------       -----------
               Net cash used in investing activities                                 (63,148)          (36,632)
                                                                                 -----------       -----------

Cash Flows from Financing Activities:
   Proceeds from sale of common shares of beneficial interest                             --           175,644
   Proceeds from mortgage refinancing                                              2,166,237                --
   Proceeds from notes payable, affiliates                                                --             2,000
   Payments on notes payable                                                        (396,025)               --
   Payments on mortgages payable                                                    (107,799)          (14,637)
   Increase (decrease) in loans payable to affiliates, net                          (287,942)            5,141
                                                                                 -----------       -----------
               Net cash provided by financing activities                           1,374,471           168,148
                                                                                 -----------       -----------

Net Decrease in Cash                                                                 468,546            16,665

Cash, Beginning                                                                       20,908            33,774
                                                                                 -----------       -----------

Cash, Ending                                                                     $   489,454       $    50,439
                                                                                 ===========       ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                     $   522,692       $    85,459
                                                                                 ===========       ===========

           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

               The unaudited consolidated condensed balance sheet as of March 31, 2001, unaudited consolidated condensed statements of operations for the three months ended March 31, 2001 and 2000, the unaudited consolidated condensed statements of cash flows for the three months ended March 31, 2001 and 2000, and the unaudited consolidated condensed statements of shareholders' equity for the three months ended March 31, 2001 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for the period presented, have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

               Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Trust's financial statements and notes thereto included in the Trust's December 31, 2000 10-KSB.

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

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

          During the years ended December 31, 2000 and 1999, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first quarter of 2001, the Trust generated a net profit of approximately $249,000, before depreciation, amortization and other expenses versus a prior year first quarter loss of approximately $216,000.

          During the first quarter of 2001, management refinanced three of its properties, which generated $1,632,000 of cash to the Trust. This cash was used to reduce accounts payable owed by the Trust, advance funds for a second round of refinancings, and establish an escrow for expected major repairs to its Riverwalk property. Management's plans to continue improving liquidity and profitability encompass the following four strategies:

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

          In implementing these strategies, management has adopted the following action plans:

            o In many locations, the market for apartments has started to include re-billing of property water costs to tenants. The Trust has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The Trust has also started a program of enhancing the aesthetics of the properties, which is allowing the Trust to increase rents while still improving occupancy.

            o The Trust has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001 (see Note
               6), generating sufficient cash for the Trust to enter into negotiations with all of its Exchange Offering professionals, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Trust has identified four additional properties, which it believes can support higher debt levels and provide cash for general corporate purposes. As a result, the Trust has refinancing proposals on these four properties that, if accepted by the Trust, would result in cash proceeds of approximately $1,500,000.

            o  The  Trust  entered  into  a  contract  for  sale  of  one of its properties that, in the past, has required substantial and frequent cash infusions. The sale closed on April 30, 2001. Additional properties are being evaluated for potential disposition.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

            o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

            o For the three months ending March 31, 2001, the Trust generated positive cash flow from operations in an amount in excess of budget. As a result of this and the re-financing of the 3 properties discussed in Note 6, on or about March 31, 2001, the Trust had approximately $490,000 in available cash.

          Management believes that the actions presently being taken by the Trust, including the cash to be realized upon refinancing the four properties previously mentioned and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability.


NOTE 3.   EXCHANGE OFFERING

          On April 7, 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units (with an initial assigned value of $24,494,920) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States.

          The acquisition of the Exchange Partnerships was accounted for under the purchase method of accounting, effective as of April 1, 2000 for accounting purposes. The cost of acquisition approximated the fair value of the net assets acquired (principally the appraised value determined by management based on actual 1998 appraisals of the underlying residential apartment properties less related liabilities), which amounted to $11,793,159. Therefore, no goodwill was recorded in this transaction. The results of operations of the Exchange Partnerships are included in the consolidated financial statements as of April 1, 2000.

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

          The following unaudited pro forma summary presents consolidated financial information as if the Exchange Partnerships had been acquired effective January 1, 2000. The pro forma amounts

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.   EXCHANGE OFFERING (Continued)

          include adjustments for depreciation as a result of the adjustment to fair value of the residential apartment properties and interest associated with the related mortgages. The pro forma information does not necessary reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined partnerships.

                                                         Three Months Ended
                                                              March 31
                                                              --------
                                                         2001            2000
                                                         ----            ----

            Total revenues                           $1,825,000      $1,406,000
            Cost and expenses                         2,575,000       1,516,000
                                                     ----------      ----------
            Net loss                                 $ (750,000)     $ (110,000)
                                                     ----------      ----------

            Weighted average number of shares           816,316         694,156
                                                        =======         =======

            Net loss per share                            $(.92)          $(.16)
                                                          =====           =====


NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

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

          In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 an Amendment of SFAS No. 133", which deferred the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, the Trust has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 had no effect on the Trust's financial statements.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.   RENTAL APARTMENT HELD FOR SALE

          On December 7, 2000, the Independent Trustees of the Trust accepted an offer to sell Glen Lake Arms Apartments (Glen Lake), a 144 unit apartment building located in St. Petersburg, Florida for $3,900,000. The decision to sell Glen Lake was based on the property's lack of performance and its continuing need for cash to operate. On April 30, 2001, the Partnership consummated the sale of Glen Lake resulting in a gain of $68,070.

          The results of operations of Glen Lake for the three months ended March 31, 2001 were as follows:

            Rental and other income                                $275,000
            Expenses                                                188,000
                                                                   --------
               Net Income                                          $ 87,000
                                                                   ========


NOTE 6.   MORTGAGE REFINANCING

          On February 5, 2001, the Trust refinanced the first mortgages on three rental properties. The new information pertaining to the mortgages is as follows:

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

          The Trust received approximately $2,200,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Trust paid a one-time prepayment penalty of approximately $534,000, which is included under other expenses for the three month period ended March 31, 2001.


NOTE 7.   COMMITMENTS AND CONTINGENCIES

          Contract to Purchase Additional Properties

               In September 1998, the Trust entered into an agreement with three real estate development companies to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by one of the Trust's founders and its Chief Executive Officer. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.   COMMITMENTS AND CONTINGENCIES (Continued)

          Contract to Purchase Additional Properties (Continued)

               by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. Currently, the Trust does not have adequate resources to close on the transaction and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

               In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by a bank to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of March 31, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is the bank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, the bank could elect to require the Trust to buy out the bank's position on the entire outstanding amount of the construction loan.

               In September 2000, the Trust received notice from counsel to the bank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial condition of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. The bank indicated that it was exercising its right to accelerate the loan. According to the Trust's Chief Executive Officer, the bank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to the Chief Executive Officer, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently pursuing a new long-term construction facility with another institutional lender to replace the bank loan (and the loan from another bank described below).

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

               There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that the first mortgage bank (described above) will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or elect to require the Trust to buy out its position on the entire outstanding amount of the construction loan, or that the other bank will not seek to enforce its right to take over control of the Borrower.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.   COMMITMENTS AND CONTINGENCIES (Continued)

          Officers' Compensation

               Prior to January 1, 2001, a founder of the Trust and the Operating Partnership had agreed to serve as Chief Executive Officer in exchange for compensation in the form of Trust common shares or Operating Partnership units in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance. As of December 31, 2000, no Trust common shares or Operating Partnership units of the Partnership had been issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $217,000 was made in the financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for 2000. Effective December 31, 2000, no compensation expense will be charged for the services provided by the Chief Executive Officer, as these services are minimal to the Partnership's operations.

               On August 28, 2000, the Trust entered into employment agreements with the President and Chief Operating Officer (COO) and with the Chief Financial Officer (CFO) through December 31, 2001. Under the terms of the agreement, the Trust through the Operating Partnership will pay the COO and the CFO $175,000 and $110,000 per annum, respectively. In addition, the COO and the CFO will receive $90,000 and $60,000, respectively, if they are involuntarily terminated for any reason other than gross misconduct.

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

               In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by the Chief Executive Officer of the Trust), the Chief Executive Officer of the Trust, and Alexandria Development, L.P., a Delaware limited partnership controlled by the Chief Executive Officer of which the Operating Partnership owns a 40% limited partnership interest (the "Alexandria Partnership"), among other parties, seeking repayment of

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.   COMMITMENTS AND CONTINGENCIES (Continued)

          Pending Litigation (Continued)

               approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Apartments property, a residential apartment property under construction that is owned by the Alexandria Partnership. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement.


NOTE 8.   RELATED PARTY TRANSACTIONS

          Trust Management Agreement

               In 1998, the Trust entered into a Trust Management Agreement with the Managing Shareholder under which the Managing Shareholder was obligated to provide management, administrative and investment advisory services to the Trust. The services to be rendered included, among other things, communicating with and reporting to investors, administering accounts, providing to the Trust of office space, equipment and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder was also responsible for determining which real estate investments and non-real estate investments (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) the Trust would make and for making divestment decisions, subject to the provisions of the Declaration. The Trust Management Agreement had an initial term of one year and was subject to extension on a year-to-year basis on approval of the Board or a majority of the stockholders entitled to vote on such matter or a majority of the Independent Trustees.

               On February 7, 2001, the Independent Trustees of the Trust and the Managing Shareholder agreed to terminate the agreement effective December 31, 2000. At December 31, 2000, the Trust had accrued approximately $303,000, which represented all unpaid fees earned by the Managing Shareholder through December 31, 2000. The $303,000 in unpaid fees as of December 31, 2000 were paid during the three months ended March 31, 2001.

          Loans from Executive Officers

               In connection with the refinancings described in Note 6, two of the executive officers of the Trust loaned $49,250 each, to the Trust. These funds were used for the deposits required to initiate processing of the new mortgages. Since there was no guarantee that the mortgages would be granted, and thus no guarantee that the loans would be repaid in a timely manner, the loans called for interest to be paid equal to ten percent (10%) of the amount of the loan plus eighteen percent (18%) per annum. The two executive officers received approximately $6,800 each as interest on their loans.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.   NET LOSS PER SHARE

          The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

          Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for the three months ended March 31, 2001 and 2000.

          The components used in calculating basic net loss per share are as follows:

                                                                           Weighted        Net
                                                                           Average         Loss
                                                             Net Loss       Shares      Per Share
                                                             --------       ------      ---------
            For the three months ended March 31:
               2001                                         $(750,419)     816,316        $(.92)
                                                            =========      =======        =====
               2000                                         $(256,482)     694,156        $(.37)
                                                            =========      =======        =====

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


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

          The Trust contributed the net cash proceeds from the issuance of Common Shares in the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of units ("Units" or "Operating Partnership Units") of limited partnership interest in the Operating Partnership. As of May 15, 2001, the Trust owned 702,076 Operating Partnership Units, representing approximately 18.5% of the then outstanding Units. Since such Units comprise substantially all of the assets of the Trust, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

          Through the Operating Partnership, the Trust has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the
          Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder and a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

          During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership controlled by Mr. McGrath. The Alexandria Partnership owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of May 15, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 109 units have been rented.

          In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by Gregory K. McGrath, the Chief Executive Officer of the Trust), Mr. McGrath, and the Alexandria Partnership, among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Property. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement.

          Due to recurring losses incurred by the Alexandria Property, a partners' deficiency and a recent appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management of the Trust determined to write off the Trust's investment in the Alexandria Property, resulting in a charge to operations in 2000 of approximately $355,000.

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

          In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of May 15, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

          In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below).

          Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or elect to require the Trust to buy out KeyBank's position on the entire outstanding amount of the construction loan, or that BankOne will not seek to enforce its right to take over control of the Borrower.

          In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units (with an initial assigned value of $24,494,920) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States.

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

          Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the corporate general partners of the Exchange Partnerships ("Corporate General Partners") and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

          In April 2000, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida, for $3,900,000. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions.

          Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential units (comprised of studio and one, two, three and four-bedroom units). Certain of the Exchange Partnerships controlled by the Operating Partnership own direct or indirect mortgage interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom) and 168 units (two and three bedroom) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

          Consolidated Balance Sheet as of March 31, 2001 Compared to December 31, 2000

          During the three months ended March 31, 2001, total assets increased to $41.3 million while liabilities increased to $31.6 million. The Operating Partnership now has rental apartment assets in excess of $35.3 million, which are subject to $25.8 million in first mortgage debt.

          Shareholders' equity decreased to $9.7 million due to a net loss for the three months ended March 31, 2001 of approximately $750,000.

          Operations for the Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

          Revenues increased by $1,569,473 from $255,368 for the quarter ended March 31, 2000 to $1,824,841 for the quarter ended March 31, 2001. Real Estate Expenses for the properties owned by the Trust increased by $1,352,347 from $213,263 for the quarter ended March 31, 2000 to $1,565,610 for the quarter ended March 31, 2001. The increases in Revenues and Real Estate Expenses were principally due to the completion in April 2000 of the Exchange Offering (described above) and the addition of the 26 Exchange Properties and their related operating revenue and costs. Administrative expenses increased $28,758 from $298,587 for the quarter ended March 31, 2000 to $327,345 for the quarter ended March 31, 2001. Other non-recurring expenses for the quarter ended March 31, 2001 were $682,305. These expenses related to the refinancing of three properties completed in the first quarter. The Trust's Net Loss for the quarter ended March 31, 2001 was $750,419 compared to $256,482 for the quarter ended March 31, 2000.

          In the financial statements included in its Form 10-QSB quarterly report for the second quarter of 2000, the Trust accounted for a one-time charge of $8.4 million to operations as a provision for property impairment to reflect a write-off of the excess amount of the exchanged value of the Exchange Partnerships over the estimated equity value of the Exchange Properties. Upon further review, the Trust's independent accountants have determined that the write-off should have been accounted for as a direct reduction from its retained earnings rather than as an expense deduction. The Trust will promptly file amendments to its second and third quarter 2000 Form 10-KSB quarterly reports (including restatement of the financial statements included therein) to reflect the change in accounting treatment. The restatement of the Trust's financial statements for the second and third quarters of 2000 will not have any effect on its retained earnings or shareholders' equity.

          Liquidity and Capital Resources

          Net cash used by operating activities in the three months ended March 31, 2001 was $842,777 compared to $114,851 in the three months ended March 31, 2000. A number of items, including an decrease in certain liabilities (primarily accounts payable) contributed to the increased use of cash by operating activities.

          Net cash used by investing activities in the three months ended March 31, 2001 was $63,148 compared to $36,632 in the three months ended March 31, 2000. The increase in cash used for the first quarter 2001 was due primarily to an increase in restricted cash held by properties for escrows and security deposits.

          Net cash provided by financing activities in the three months ended March 31, 2001 was $1,374,471 compared to $168,148 for the three months ended March 31, 2001. The increase in cash was due to the proceeds from the mortgage refinancing of three properties.

          During the years ended December 31, 2000 and 1999, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first quarter of 2001, the Trust generated a profit of approximately $249,000, before depreciation, amortization and other expenses, compared to a prior year first quarter loss of approximately $216,000.

          During the first quarter of 2001, the Trust refinanced three of its properties, which generated $1,632,000 of cash to the Trust. This cash was used to reduce accounts payable owed by the Trust, advance funds for a second round of refinancings, and establish an escrow for expected major repairs to its Riverwalk property.

          Management's plans to continue improving liquidity and profitability encompass the following four strategies:

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

          o The Trust has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001, generating sufficient cash for the Trust to enter into negotiations with all of the professionals owed for services performed in connection with the Exchange Offering, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Trust has identified four additional properties which it believes can support higher debt levels and provide cash for general corporate purposes. As a result, the Trust has refinancing proposals on these four properties that, if accepted by the Trust, would result in cash proceeds of approximately $1,500,000.

          o In the second quarter of 2001, the Trust sold one of its properties (Glen Lakes Apartments) that in the past has required substantial and frequent cash infusions. Additional properties are being evaluated for potential disposition.

          o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

          o For the three months ending March 31, 2001, the Operating Partnership generated positive cash flow from operations in an amount in excess of budget. As a result of operations and the refinancings of three properties, at March 31, 2001, the Trust had approximately $490,000 in available cash.

          Management believes that the actions presently being taken by the Trust, including the cash to be realized upon refinancing the four properties previously mentioned and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability.

          The completion in April 2000 of the Exchange Offering described above has completed the first effort, in the opinion of management, to provide the critical mass necessary for profitable operations. As described above, the Company has entered into agreements with certain professional firms involved in the Exchange Offering which are owed for their services, and continues to negotiate with other such firms, to receive extended payment terms and reductions of the amounts due, where possible. Distributions will be made by the Trust as cash flow allows, but will be negatively impacted as the open accounts payable are reduced. Management does not anticipate that the Trust will make distributions to its shareholders for the next several quarters.

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


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Trust is a claimant in the Georgia Pacific class action lawsuit. It is also a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Trust taken as a whole.

Item 2.   Changes in Securities and Use of Proceeds

          Not Applicable.

Item 3.   Defaults upon Senior Securities

          In connection with a transaction described above at "Part I - Item 2. Management's Discussion and Analysis or Plan of Operations - Results of Operations," the Trust (along with its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of a residential apartment property (the "Burgundy Hills Property") under development in Boone County, Kentucky. As of May 15, 2001, approximately $6,478,000 of the construction loan had been drawn down. The Borrower is controlled by Gregory K. McGrath, a founder and the Chief Executive Officer of the Trust. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

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

          According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below).

          Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or require the Trust to buy out KeyBank's position on the entire outstanding amount of the construction loan, or that BankOne will not seek to enforce its right to take over control of the Borrower.

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


May 24, 2001

                                            BARON CAPITAL TRUST

                                            By:  /s/ Robert L. Astorino
                                                 ----------------------------
                                                 Robert L. Astorino
                                                 President

                                            By:  /s/ Mark L. Wilson
                                                 ----------------------------
                                                 Mark L. Wilson
                                                 Chief Financial Officer