Form 10QSB
period 2001-06-30
BARON CAPITAL TRUST
filed 2001-08-14
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                    7800 Cooper Road, Cincinnati, Ohio 45242

                    (Address of principal executive offices)

                                 (513) 936-3408
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]    No [ ]

As of the date of this Report, the Registrant has outstanding 953,131 shares of beneficial interest ("Common Shares"), its only class of common equity.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          See following pages.

                               BARON CAPITAL TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      June 30,       December 31,
                                                                        2001             2000
                                                                    ------------     ------------
                                                                    (Unaudited)
                                     ASSETS
Rental Apartments:
   Land                                                             $  5,643,600     $  5,643,600
   Rental property held for sale                                              --        3,635,000
   Depreciable property                                               26,198,532       26,091,407
                                                                    ------------     ------------
                                                                      31,842,132       35,370,007
   Less accumulated depreciation                                       2,800,238        2,304,148
                                                                    ------------     ------------
                                                                      29,041,894       33,065,859

Cash                                                                     265,839           20,908
Restricted Cash                                                          551,947          359,894
Receivables from Affiliates                                            7,042,881        6,580,099
Other Property and Equipment                                              92,136          105,960
Other Assets                                                             812,431          910,162
                                                                    ------------     ------------
                                                                    $ 37,807,128     $ 41,042,882
                                                                    ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                $ 22,866,367     $ 23,540,172
   Accounts payable and accrued liabilities                            1,322,791        2,129,615
   Notes payable                                                       1,975,027        2,482,498
   Payables to affiliates                                                772,145        2,237,762
   Security deposits                                                     200,475          208,406
                                                                    ------------     ------------
         Total liabilities                                            27,136,805       30,598,453
                                                                    ------------     ------------

Commitments, Contingencies, Subsequent Events and Other Matters               --               --

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 2,500,000
      shares authorized; 940,891 shares issued and outstanding        18,875,273       18,875,273
   Deficit                                                            (7,862,443)      (8,088,337)
   Distributions                                                        (342,507)        (342,507)
                                                                    ------------     ------------
         Total shareholders' equity                                   10,670,323       10,444,429
                                                                    ------------     ------------
                                                                    $ 37,807,128     $ 41,042,882
                                                                    ============     ============


           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Six Months Ended               Three Months Ended
                                                                    June 30,                        June 30,
                                                          ---------------------------     ---------------------------
Revenues:                                                     2001            2000            2001            2000
                                                          -----------     -----------     -----------     -----------
   Property:                                                                RESTATED                        RESTATED
      Rental                                              $ 2,944,995     $ 1,744,759     $ 1,375,513     $ 1,477,091
      Equity in net loss of unconsolidated partnership             --         (78,994)             --         (41,154)
   Interest and other income                                  674,226         368,134         418,867         342,594
                                                          -----------     -----------     -----------     -----------
                                                            3,619,221       2,033,899       1,794,380       1,778,531
                                                          -----------     -----------     -----------     -----------

Real Estate Expenses:
   Depreciation                                               496,091         341,227         196,847         306,264
   Amortization of loan costs                                  39,086          57,981          20,881          52,119
   Interest                                                 1,015,302         555,515         492,610         470,056
   Repairs and maintenance                                    402,739         280,564         237,359         107,251
   Personnel                                                  426,997         265,376         218,790         262,266
   Property taxes                                             263,833         147,818         122,856         127,914
   Property insurance                                          65,555          38,030          35,400          32,670
   Utilities                                                  288,181         144,154         134,722         130,780
   Other                                                      126,510          89,368          99,219         204,076
                                                          -----------     -----------     -----------     -----------
                                                            3,124,294       1,920,033       1,558,684       1,693,396
                                                          -----------     -----------     -----------     -----------

Administrative Expenses:
   Personnel, including officer's compensation                304,528         535,461         149,238         375,843
   Professional services                                       68,945         254,039           2,862          92,919
   Other                                                      245,910         209,623         139,938         245,148
                                                          -----------     -----------     -----------     -----------
                                                              619,383         999,123         292,038         713,910
                                                          -----------     -----------     -----------     -----------

Loss Before Other Expenses and Extraordinary Item            (124,456)       (885,257)        (56,342)       (628,775)
                                                          -----------     -----------     -----------     -----------

Other Expenses:
   Prepayment penalties                                       534,075              --              --              --
   Write-off of loan costs on refinanced loans                148,230              --              --              --
   Loss on sale of investment held for sale                   210,854              --         210,854              --
                                                          -----------     -----------     -----------     -----------
                                                              893,159              --         210,854              --
                                                          -----------     -----------     -----------     -----------

Loss Before Extraordinary Item                             (1,017,615)       (885,257)       (267,196)       (628,775)
                                                          -----------     -----------     -----------     -----------

Extraordinary Item - Extinguishment of Debt:
    Affiliates                                              1,132,009              --       1,132,009              --
    Former Chief Executive Officer                            111,500              --         111,500              --
                                                          -----------     -----------     -----------     -----------
                                                            1,243,509              --       1,243,509              --
                                                          -----------     -----------     -----------     -----------

Net Income (Loss)                                         $   225,894     $  (885,257)    $   976,313     $  (628,775)
                                                          ===========     ===========     ===========     ===========

Income (Loss) Per Share - Basic and Diluted :

     Before Extraordinary Item                                  (1.23)          (1.28)          (0.32)          (0.90)
                                                          ===========     ===========     ===========     ===========

     Extraordinary Item                                          1.51              --            1.49              --
                                                          ===========     ===========     ===========     ===========

     Net Income (Loss)                                           0.28           (1.28)           1.17           (0.90)
                                                          ===========     ===========     ===========     ===========

Weighted Average Number of Common Shares Outstanding          825,017         690,306         833,947         698,947
                                                          ===========     ===========     ===========     ===========


           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         Common Shares of
                                                        Beneficial Interest
                                                     ------------------------
                                                       Shares       Amount         Deficit      Distributions     Total
                                                     ---------    -----------    -----------    -------------  ------------
Balance, December 31, 1999                             675,086    $ 6,616,806    $(4,743,987)    $(342,507)    $  1,530,312
                                                     ---------    -----------    -----------     ---------     ------------

Year Ended December 31, 2000:
   Proceeds from sale of common shares of
      beneficial interest, net of offering costs        26,990        248,308             --            --          248,308
   Common shares issued in connection with
      Exchange Offering                              2,449,492     11,793,159             --            --       11,793,159
   Conversion of Operating Partnership units
      for shares of beneficial interest                113,912             --             --            --               --
   Shares issued as commissions to broker-dealers
      in connection with Exchange Offering             124,903             --             --            --               --
   Credit for estimated fair value of
      services performed by officer                         --        217,000             --            --          217,000
   Net loss                                                 --             --     (3,344,350)           --       (3,344,350)
                                                     ---------    -----------    -----------     ---------     ------------

Balance, December 31, 2000                           3,390,383     18,875,273     (8,088,337)     (342,507)      10,444,429
                                                     ---------    -----------    -----------     ---------     ------------

Net Income (Unaudited)                                      --             --        225,894            --          225,894
                                                     ---------    -----------    -----------     ---------     ------------

Balance, June 30, 2001(Unaudited)                    3,390,383    $18,875,273    $(7,862,443)    $(342,507)    $ 10,670,323
                                                     =========    ===========    ===========     =========     ============

           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                             -------------------------
                                                                                 2001           2000
                                                                             -----------     ---------
                                                                                              RESTATED
                                                                                              --------
Cash Flows from Operating Activities:
   Net income (loss)                                                         $   225,894     $(885,257)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Credit for estimated fair value of services performed by officer             --       108,500
         Extinguishment of debt                                               (1,379,254)
         Depreciation                                                            479,684       341,227
         Loss on sale of asset held for investment                               210,854
         Amortization of loan costs                                               39,086        57,981
         Write-off of loan costs on refinanced loans                             148,230            --
         Equity in net loss of unconsolidated partnership                             --        78,994
         Increase in operating assets:
            Other receivables                                                         --        (2,885)
            Other assets                                                         (89,585)      (63,667)
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued liabilities                            (784,018)      148,148
            Security deposits                                                     (7,931)        3,512
                                                                             -----------     ---------
               Net cash used in operating activities                          (1,157,040)     (213,447)
                                                                             -----------     ---------

Cash Flows from Investing Activities:
   Proceeds from the sale of investment held for sale, net                     3,424,146
   Additions to rental apartments                                                (72,195)      (78,205)
   Purchases of other property and equipment                                      (4,700)       (4,979)
   Cash distributions from partnerships                                                          6,082
   Increase in restricted cash                                                  (192,053)      (48,610)
                                                                             -----------     ---------
               Net cash provided by (used in) investing activities             3,155,198      (125,712)
                                                                             -----------     ---------

Cash Flows from Financing Activities:
   Proceeds from mortgage refinancings                                         6,500,000            --
   Proceeds from sale of common shares of beneficial interest                         --       248,308
   Proceeds from notes payable                                                        --        90,000
   Payments on notes payable                                                    (507,471)
   Payments on notes payable, affiliates                                              --       (90,644)
   Payments on mortgages payable                                              (7,173,805)      (99,242)
   Increase (decrease) in loans payable to affiliates, net                      (571,951)      284,335
                                                                             -----------     ---------
               Net cash (used in) provided by financing activities            (1,753,227)      432,757
                                                                             -----------     ---------

Net Increase in Cash                                                             244,931        93,598

Cash, Beginning                                                                   20,908        33,774
                                                                             -----------     ---------

Cash, Ending                                                                 $   265,839     $ 127,372
                                                                             ===========     =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                 $ 1,128,241     $ 555,515
                                                                             ===========     =========

           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The unaudited consolidated condensed balance sheet as of June 30, 2001, and the related unaudited consolidated condensed statements of operations and cash flows for the six months ended June 30, 2001 and 2000 (as restated), and the unaudited consolidated condensed statements of shareholders' equity for the six months ended June 30, 2001 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for the period presented, have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

          As a result of certain adjustments in connection with the Trust's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Forms 10-QSB and 10-QSB/A for the quarter ended June 30, 2000 as previously filed on December 22, 2000 and March 1, 2001, respectively. The Trust included in its original June 30, 2000 financial statements a provision for property impairment of $8,356,638, which was a result of writing off the excess of the recorded value of the Exchange Partnerships acquired in the Exchange Offering over the estimated current value of the Exchange Partnerships. The provision for property impairment was a result of calculating the recorded value at the date of the exchange (April 1, 2000) with incomplete information. As a result, adjustments were made to the recorded value based on information not previously available to the Trust. Had the Trust been aware of this information at the time of filing the June 30, 2000 Forms 10-QSB and 10-QSB/A, the provision for property impairment of $8,356,638 would not have been recorded. Instead an adjustment of $11,005,924 would have been recorded to the consolidated balance sheet as an adjustment to the recorded amounts of land, depreciable property, advances to affiliates and partners' capital to reflect the estimated fair value of such assets. The amounts contained herein reflect those changes.

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

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Capitalization (continued)

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

NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS

          During the years ended December 31, 2000 and 1999, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first six months ended June 30, 2001, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry measuring net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $411,000 versus negative Funds From Operations of approximately $417,000 for the six months ended June 30, 2000.

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

          o dispose of assets which do not generate cash sufficient to cover operating costs or whose geographic location creates excessive burden; and

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

          o The Trust has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001 (see Note
               6), generating sufficient cash for the Trust to enter into negotiations with all of the Exchange Offering professionals owed payment for services performed in connection with the offering, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Trust has identified three additional properties, which it believes can support higher debt levels and provide cash for general corporate purposes. Subsequent to June 30, 2001, the Trust refinanced these three properties, which resulted in cash proceeds of approximately $1,408,000 (see Note 10).

          o    The  Trust  entered  into  a  contract  for  sale  of  one of its properties that, in the past, has required substantial and frequent cash infusions. The sale closed on April 30, 2001. Additional properties are being evaluated for potential disposition (see Note 5).

          o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

          o As a result of the re-financing of the three properties in the second quarter of 2001 as discussed above and in Note 10, the Partnership had approximately $265,000 in available cash.

          Management believes that the actions presently being taken by the Trust, including the cash realized upon refinancing the three additional properties as described above and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability.

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

          For financial statement presentation purposes, it is assumed that the Units of limited partnership interest in the Operating Partnership issued to Exchange Limited Partners in the Exchange Offering have been issued as Common Shares of the Trust, since the unit holders (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any unit holder who requests an exchange and subject to certain other exceptions.

          The following unaudited pro forma summary presents consolidated financial information as if the Exchange Partnerships had been acquired effective January 1, 2000. The pro forma amounts include adjustments for depreciation as a result of the adjustment to fair value of the residential apartment properties and interest associated with the related mortgages. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined partnerships.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                   2001            2000
                                                               -----------     -----------
          Total Revenues                                       $ 3,600,000     $ 3,640,000
          Cost and Expenses                                      3,700,000       4,390,000
                                                               -----------     -----------
          Loss before Other Expenses and Extraordinary Item       (100,000)       (750,000)
          Other Expenses                                          (900,000)             --
                                                               -----------     -----------
          Loss Before Extraordinary Item                        (1,000,000)       (750,000)
          Extraordinary Item- Extinguishment of Debt             1,200,000              --
                                                               -----------     -----------
          Net Income (Loss)                                    $   200,000     $  (750,000)
                                                               ===========     ===========

          Income (Loss) Per Share:
          Before Extraordinary Items                           $     (1.23)    $     (1.08)
                                                               ===========     ===========
          Extraordinary Item                                   $      1.51     $     (0.00)
                                                               ===========     ===========
          Net Income (Loss)                                    $      0.28     $     (1.08)
                                                               ===========     ===========

          Weighted Average Number of Shares                        825,017         690,306
                                                               ===========     ===========

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB 102). SAB 102 summarizes certain of the SEC's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. SAB 102 is effective as of the issuance date. The Trust believes that it is in compliance with the guidelines set forth in SAB 102.

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

NOTE 5. SALE OF PROPERTY

          On December 7, 2000, the Independent Trustees of the Trust accepted an offer to sell Glen Lake Arms Apartments (Glen Lake), a 144-unit apartment building located in St. Petersburg, Florida for approximately $3,900,000. The decision to sell Glen Lake was based on the property's lack of performance and its continuing need for cash to operate. On April 30, 2001, the Trust consummated the sale of Glen Lake resulting in a loss on the sale of $210,854.

          The results of operations of Glen Lake for the four months ended April 30, 2001 were as follows:

          Rental and other income                               $328,816
          Expenses                                               294,300
                                                                --------
            Excess of Income over Expenses                       $34,516
                                                                ========

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6. MORTGAGE REFINANCING

          On February 5, 2001, the Trust refinanced the first mortgages on three rental properties. The new information pertaining to the mortgages is as follows:

                                             Interest       Term           Maturity           Monthly
          Property            Mortgage         Rate       (Years)            Date            Payments
          --------           ----------      --------     -------          --------          --------
          Pineview           $2,700,000        7.51%         25        February 5, 2011       $19,970
          Heatherwood        $1,900,000        7.51%         30        February 5, 2011       $13,298
          Eagle Lake         $1,900,000        7.51%         25        February 5, 2011       $14,053

          The Trust received approximately $1,632,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Trust paid a one-time prepayment penalty of approximately $534,000, which is included under other expenses for the six-month period ended June 30, 2001.

NOTE 7. COMMITMENTS AND CONTINGENCIES

          Contract to Purchase Additional Properties

          In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by one of the Trust's founders and former Chief Executive Officer. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

          In connection with the transaction, the Trust (along with its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by a bank to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of August 1, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is the bank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, the bank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES

          Contract to Purchase Additional Properties (continued)

          In September 2000, the Trust received notice from counsel to the bank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. The bank indicated that it was exercising its right to accelerate the loan. According to the former Chief Executive Officer, the bank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to the former Chief Executive Officer, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the bank loan (and the loan from another bank described below).

          In December 2000, another bank acquired the first mortgage bank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original first mortgage loan. Earlier, such bank provided additional institutional financing in the principal amount of $1,576,000 to the borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, the bank has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

          There can be no assurance that refinancing of the two loans will be available or will be available on commercially reasonable terms, that the bank will not seek to enforce its right to accelerate the first mortgage loan and begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan or elect to require the Trust to buy out its position on the entire outstanding amount of the first mortgage loan, or that the bank will not seek to enforce its right under the other loan to take over control of the Borrower.

          Officers' Compensation

          Prior to January 1, 2001, a founder of the Trust and the Operating Partnership had agreed to serve as Chief Executive Officer in exchange for compensation in the form of Trust common shares or Operating Partnership units in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance. As of December 31, 2000, no Trust common shares or Operating Partnership units of the Partnership had been issued to the former Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Trust, a provision of $217,000 was made in the financial statements for the estimated fair value of the services rendered by the former Chief Executive Officer for 2000. Effective December 31, 2000, no compensation expense will be charged for the services provided by the former Chief Executive Officer, as these services are minimal to the Trust's operations.

          On August 28, 2000, the Trust entered into employment agreements with the President and Chief Operating Officer (COO) and with the Chief Financial Officer (CFO) through December 31, 2001. Under the terms of the agreement, the Trust through the Operating Partnership will

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES

          Officer's Compensation (Continued)

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

          In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by the former Chief Executive Officer of the Trust), the former Chief Executive Officer of the Trust, and Alexandria Development, L.P., a Delaware limited partnership controlled by the former Chief Executive Officer of which the Operating Partnership owns a 40% limited partnership interest (the "Alexandria Partnership"), among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Apartments property, a residential apartment property under construction that is owned by the Alexandria Partnership. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement.

NOTE 8. RELATED PARTY TRANSACTIONS

          Trust Management Agreement

          In 1998, the Trust entered into a Trust Management Agreement with the Managing Shareholder under which the Managing Shareholder was obligated to provide management, administrative and investment advisory services to the Trust. The services to be rendered included, among other things, communicating with and reporting to investors, administering accounts, providing to the

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8. RELATED PARTY TRANSACTIONS

          Trust Management Agreement (Continued)

          Trust of office space, equipment, and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder was also responsible for determining which real estate investments and non-real estate investments (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) the Trust would make and for making divestment decisions, subject to the provisions of the Declaration. The Trust Management Agreement had an initial term of one year and was subject to extension on a year-to-year basis on approval of the Board or a majority of the stockholders entitled to vote on such matter or a majority of the Independent Trustees.

          On February 7, 2001, the Independent Trustees of the Trust and the Managing Shareholder agreed to terminate the agreement effective December 31, 2000. At December 31, 2000, the Trust had accrued approximately $303,000, which represented all unpaid fees earned by the Managing Shareholder through December 31, 2000. The $303,000 in unpaid fees as of December 31, 2000 were paid during the six months ended June 30, 2001.

          Loans from Executive Officers

          In connection with the refinancings described in Note 6, two current executive officers of the Trust each loaned $49,250 to the Trust. These funds were used for the deposits required to initiate processing of the new mortgages. Since there was no guarantee that the mortgages would be granted, and thus no guarantee that the loans would be repaid in a timely manner, the loans called for interest to be paid equal to ten percent (10%) of the amount of the loans plus eighteen percent (18%) per annum. Each of the two executive officers received approximately $6,800 as interest on his loan.


NOTE 9. EXTINGUISHMENT OF INDEBTEDNESS TO FORMER CHIEF EXECUTIVE OFFICER AND AFFILIATES

          In connection with the sale of Glen Lake property described in Note 5, the Trust extinguished approximately $1,132,000 of payables due to affiliates and $111,500 due to the Trust's former Chief Executive Officer. These liabilities were owed by Florida Capital Income Fund IV, Ltd. (Glen Lake) (one of the Exchange Partnerships) to affiliates, which are owned or controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer. These amounts are reported as an extraordinary item in the accompanying consolidated condensed statement of operations.

          The Trust also wrote off accrued interest payable of approximately $113,000 relating to the extinguished payables due to related parties and approximately $23,000 of accounts payable. These amounts were recorded as reductions to interest expense and other administrative expenses in the accompanying consolidated condensed statement of operations.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10.  SUBSEQUENT EVENTS

          On July 31, 2001, the Trust refinanced the first mortgages on three rental properties. The information pertaining to the new mortgages is as follows:

                                                 Interest       Term         Maturity            Monthly
          Property                Mortgage         Rate        (Years)         Date              Payments
          --------                --------         ----        -------         ----              --------
          Curiosity Creek        $1,960,000        7.26%         30       July 31, 2011           $13,384
          Crystal Court I        $1,595,000        7.26%         30       July 31, 2011           $10,892
          Blossom Corners II     $1,860,000        7.26%         30       July 31, 2011           $12,701

          The Trust received approximately $1,408,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Trust paid a one-time prepayment penalty of approximately $293,000.

NOTE 11. NET INCOME (LOSS) PER SHARE

          The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

          Basic net income (loss) per share equals net income (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net income (loss) per share that includes dilutive common share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for the six and three months ended June 30, 2001 and 2000.

          The components used in calculating basic net income (loss) per share are as follows:

                                                                                         Weighted           Net
                                                                       Net Income        Average       Income (Loss)
                                                                         (Loss)          Shares         Per Share
                                                                       ----------        ------         ---------
          For the six months ended June 30:
             2001                                                      $ 225,894         825,017          $ 0.28
                                                                       =========         =======          ======
             2000                                                      $(885,257)        690,306          $(1.28)
                                                                       =========         =======          ======
          For the three months ended June 30:
             2001                                                        976,313         833,947          $ 1.17
                                                                       =========         =======          ======
             2000                                                      $(628,775)        698,947          $(0.90)
                                                                       =========         =======          ======

NOTE 12. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

          In April 2000, in connection with the completion of the Exchange Offering, the Operating Partnership acquired indirect equity interests in 16 rental properties and subordinated mortgage interests in 10 additional properties through the acquisition of substantially all partnership

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

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

          As of August 1, 2001, the Trust owned 825,528 Operating Partnership Units, representing approximately 21.6% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below in this section. Since the Units owned by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

          Through the Operating Partnership, the Trust has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder and a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust. On February 7, 2001 the Independent Trustees of the Trust and the
          Managing Shareholder agreed to terminate the Trust Management Agreement effective December 31, 2000.

          During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership controlled by Mr. McGrath. The Alexandria Partnership owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of August 1, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 93 units have been rented.

          In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against WaKul, Inc. (a telecommunications company controlled by Gregory K. McGrath, the former Chief Executive Officer of the Trust), Mr. McGrath, and the Alexandria Partnership, among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Property. The Alexandria Partnership guaranteed WaKul, Inc.'s lease payments under the leasing agreement.

          Due to recurring losses incurred by the Alexandria Property, a partners' deficiency and a recent appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management of the Trust determined to write off the Trust's investment in the Alexandria Property, resulting in a charge to operations in 2000 of approximately $355,000.

          In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Mr. McGrath. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

          In connection with the transaction, the Trust (along with Mr. McGrath, its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of August 1, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

          In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the first mortgage loan (and the BankOne loan described below).

          In December, 2000, BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The BankOne loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, BankOne had provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, BankOne has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

          There can be no assurance that refinancing of the two loans will be available or will be available on commercially reasonable terms, that BankOne will not seek to enforce its right to accelerate the first mortgage loan and begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan or elect to require the Trust to buy out its position on the entire outstanding amount of the first mortgage loan, or that BankOne will not seek to enforce its right under the other loan to take over control of the Borrower.

          In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States. (See NOTE 3 "Exchange Offering" in the accompanying notes to the consolidated condensed financial statements.)

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

          Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnerships were owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to an affiliate of the Trust all of the equity stock in 18 of the corporate general partners of the Exchange Partnerships ("Corporate General Partners") and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

          In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. (See Note 5 "Sale of Property" in the accompanying notes to the consolidated condensed financial statements.)

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

          Consolidated Balance Sheet as of June 30, 2001 Compared to December 31, 2000

          During the six months ended June 30, 2001, total assets decreased approximately $3.2 million to $37.8 million while liabilities decreased approximately $3.4 million to $27.1 million. The decrease in assets was mainly due to the sale of the Glen Lake property as described in Note 5 of the consolidated condensed financial statements. The decrease in liabilities was primarily due to the payoff of the first mortgage on the sale of Glen Lake and debt extinguishment of approximately $1.5 million as described in Note 9 of the consolidated condensed financial statements.

          Shareholders' equity increased to $10.7 million due to net income for the six months ended June 30, 2001 of approximately $226,000.

          Operations for the Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

          Revenues:

          Revenues increased by approximately $1.6 million for the six months ended June 30, 2001 to approximately $3.6 million compared to $2.0 million for the six months ended June 30, 2000. This increase in attributable to a full six months of operations with the completed Exchange Offering for the six months ended June 30, 2001 compared to only three months of operations for the six months ended June 30, 2000 as the Exchange Offering was completed in April 1, 2000. Rental revenues decreased by approximately $100,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2001 due to the sale of Glen Lake in April, 2001.

          Real Estate Expenses:

          Real estate expenses increased by approximately $1.2 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This increase is attributable to a full six months of operations with the completed Exchange Offering for the six months ended June 30, 2001 compared to only three months of operations for the six months ended June 30, 2000 as the Exchange Offering was completed in April 1, 2000. Total real estate expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 remain consistent; however, there were increases in repairs and maintenance for repairs to the Exchange Properties and interest expense due to the refinanced properties offset by decreases in depreciation mainly due to the sale of Glen Lake and a decrease to other expenses.

          Administrative Expenses:

          Administrative expenses decreased by approximately $380,000 and $420,000 for the six and three months ended June 30, 2001, respectively, compared to the six and three months ended June 30, 2001 due to the fact that effective December 31, 2000 no compensation expense has been charged for the services provided by the former Chief Executive Officer as these services are minimal to the Trust's operations. Also, during 2000, the Trust entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

          Other  Expenses:

          Other Expenses for the six months ended June 30, 2001 of $893,159 related to the refinancing of three properties completed in the first quarter of 2001 and the loss on the sale of Glen Lake. There were no Other Expenses in 2000.

          Extraordinary Item- Extinguishment of Debt:

          In connection with the sale of Glen Lake property, the Partnership extinguished approximately $1,132,000 of payables due to affiliates and $111,500 due to the Partnership's former Chief Executive Officer. These liabilities were owed by Florida Capital Income Fund IV, Ltd. (Glen Lake) (one of the Exchange Partnerships) to affiliates, which are owned or controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer.

          Liquidity and Capital Resources

          Net cash used in operating activities for the six months ended June 30, 2001 was $1,157,040 compared to $213,447 for the six months ended June 30, 2000. The increase in cash used by operating activities was primarily due to the extinguishment of debt and payoff of accounts payables offset by charges on the loss of Glen Lake and the write off of loan costs at refinancing.

          Net cash provided by investing activities for the six months ended June 30, 2001 was $3,155,198 compared to cash used of $125,712 for the six months ended June 30, 2000. The increase in cash provided for the six months ended June 30, 2001 was due primarily to proceeds from the sale of the Glen Lake property.

          Net cash used in financing activities for the six months ended June 30, 2001 was $1,753,227 compared to cash provided of $432,757 for the six months ended June 30, 2000. Cash used in financing activities increased mainly due to the payoff of the Glen Lake first mortgage as well as notes payable paid off with the proceeds of the Glen Lake sale.

          During the years ended December 31, 2000 and 1999, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first six months ended June 30, 2001, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry measuring net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $411,000 versus negative Funds From Operations of approximately $417,000 for the six months ended June 30, 2000.

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

     o dispose of assets which do not generate cash sufficient to cover operating costs or whose geographic location creates excessive burden; and

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

     o The Trust has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001 (see Note 6), generating sufficient cash for the Trust to enter into negotiations with all of the Exchange Offering professionals owed payment for their services in connection with the offering, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Trust has identified three additional properties, which it believes can support higher debt levels and provide cash for general corporate purposes. Subsequent to June 30, 2001, the Trust refinanced these three properties, which resulted in cash proceeds of approximately $1,408,000 (see Note 10).

     o The Trust entered into a contract for sale of one of its properties that, in the past, has required substantial and frequent cash infusions. The sale closed on April 30, 2001. Additional properties are being evaluated for potential disposition (see Note 5).

     o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

          As a result of the re-financing of the three properties in the second quarter of 2001 as discussed above and in Note 10, the Partnership had approximately $265,000 in available cash.

          Management believes that the actions presently being taken by the Trust, including the cash realized upon refinancing the three additional properties as described above and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability.

          The completion in April 2000 of the Exchange Offering described above has completed the first effort, in the opinion of management, to provide the critical mass necessary for profitable operations. As described above, the Trust has entered into agreements with certain professional firms involved in the Exchange Offering which are owed for their services, and continues to negotiate with other such firms, to receive extended payment terms and reductions of the amounts due, where possible.

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

Item 2. Changes in Securities and Use of Proceeds

          Not Applicable.

Item 3. Defaults upon Senior Securities

          In connection with a transaction described above at "Part I - Item 2. Management's Discussion and Analysis or Plan of Operations - Results of Operations," the Trust (along with its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of a residential apartment property (the "Burgundy Hills Property") under development in Boone County, Kentucky. As of August 1, 2001, approximately $6,478,000 of the construction loan had been drawn down. The Borrower is controlled by Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust. The interest rate on the construction loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

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

          According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in

          November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the BankOne loan described below).

          In December 2000, BankOne acquired KeyBank's position in the first mortgage loan. The BankOne loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, BankOne provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, BankOne has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

          There can be no assurance that refinancing of the two loans will be available or will be available on commercially reasonable terms, that BankOne will not seek to enforce its right to accelerate the first mortgage loan and begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan or elect to require the Trust to buy out its position on the entire outstanding amount of the first mortgage loan, or that BankOne will not seek to enforce its right under the other loan to take over control of the Borrower.

Item 4. Submission of Matters to a Vote of Security Holders

          On May 31, 2001, the Trust held its annual meeting of shareholders. At the meeting, shareholders voted to elect all five nominees to serve as Trustees on the Board of the Trust and to ratify the selection of Rachlin Cohen & Holtz, Miami, Florida, as the independent auditors of the Trust and the Operating Partnership. Set forth below is the number of votes cast for and against, as well as the number of abstentions and broker non-votes, as to each such matter.

                                    No. Votes                     Abstained/
          Matter Presented             For        Against      Broker Non-Votes
          ----------------          ---------     -------      ----------------
          Election of Trustees
           James H. Bownas           765,959       2,960           171,972
           Peter M. Dickson          765,959       2,960           171,972
           Joseph M. Jayson          763,284       5,635           171,972
           Jerome S. Rydell          764,949       3,970           171,972
           Baron Advisors, Inc.      763,284       5,635           171,972
          Ratify Auditors            760,844       3,200           176,847

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


August 14, 2001

                                  BARON CAPITAL TRUST

                                  By:        /s/  Robert L. Astorino
                                           -------------------------------
                                           Robert L. Astorino
                                           President

                                  By:        /s/  Mark L. Wilson
                                           -------------------------------
                                           Mark L. Wilson
                                           Chief Financial Officer