Form 10QSB/A
period 2000-06-30
BARON CAPITAL TRUST
filed 2001-08-27
CIK 1045550

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

Yes [X]  No [_]

As of the date of this Report, the Registrant has outstanding 953,131 common shares of beneficial interest ("Common Shares"), its only class of common equity.

                                EXPLANATORY NOTE

As a result of certain adjustments in connection with the Trust's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Forms 10-QSB and 10-QSB/A for the quarter ended June 30, 2000 as previously filed on December 22, 2000 and March 1, 2001, respectively. The amounts contained in the financial statements included in this Form 10-QSB/A reflect these changes. See NOTE 1 to the consolidated financial statements under "Basis of Presentation" for a more detailed explanation as to the restatement. Certain subsequent events are also reflected in this Form 10-QSB/A.


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          See following pages.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheets                                                        F-2

   Statements of Operations                                              F-3

   Statement of Shareholders' Equity                                     F-4

   Statements of Cash Flows                                              F-5

   Notes to Financial Statements                                      F-6 - F-18

                               BARON CAPITAL TRUST
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              June 30,          December 31,
                                                                                2000                1999
                                                                                ----                ----
                                                                            (Unaudited)
                                                                              RESTATED
                                                                              --------
                      ASSETS
Rental Apartments:
  Land                                                                     $     6,632,871     $     1,178,693
  Depreciable property                                                          29,536,314           6,189,095
                                                                           ---------------     ---------------
                                                                                36,169,185           7,367,788
  Less accumulated depreciation                                                 (1,794,404)         (1,453,177)
                                                                           ---------------     ---------------
                                                                                34,374,781           5,914,611

Investment in Partnerships                                                         510,696             930,970

Cash and Cash Equivalents                                                          127,372              33,774
Restricted Cash                                                                    762,969              52,089
Interest Receivable, Affiliates                                                  1,338,565              36,997
Due From Managing Shareholder                                                         --                14,783
Other Receivables                                                                  113,798               3,724
Advances to Affiliates                                                           6,307,011               5,141
Other Property and Equipment                                                       281,221             134,981
Other Assets                                                                       751,846             209,128
                                                                           ---------------     ---------------
                                                                           $    44,568,258     $     7,336,198
                                                                           ===============     ===============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgages payable                                                        $    25,203,107     $     4,278,117
  Accounts payable and accrued liabilities                                       2,333,509           1,295,092
  Notes payable                                                                    190,000             100,000
  Notes payable, affiliates                                                      3,778,779              50,000
  Capital lease obligation                                                          40,775              42,369
  Security deposits                                                                227,066              40,308
                                                                           ---------------     ---------------
     Total Liabilities                                                          31,773,236           5,805,886
                                                                           ---------------     ---------------


Shareholders' Equity:
Common Shares of beneficial interest, no par value, 25,000,000 shares
authorized; 826,979 and 675,086 shares issued and outstanding                   18,766,773           6,616,806
Distributions                                                                     (342,507)           (342,507)
Deficit                                                                         (5,629,244)         (4,743,987)
                                                                           ---------------     ---------------
    Total Shareholders' Equity                                                  12,795,022           1,530,312
                                                                           ---------------     ---------------
                                                                           $    44,568,258     $     7,336,198
                                                                           ===============     ===============

            See notes to consolidated condensed financial statements

                               BARON CAPITAL TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                  Six              Six            Three             Three
                                                                 Months           Months          Months            Months
                                                                 Ended            Ended           Ended             Ended
                                                                June 30,         June 30,        June 30,          June 30,
                                                                  2000             1999            2000              1999
                                                                  ----             ----            ----              ----
                                                                RESTATED                         RESTATED
                                                                --------                         --------
Revenue:

   Rental                                                    $   1,744,759    $     590,505    $   1,477,091    $     317,703
   Equity in net loss of unconsolidated partnership                (78,994)         (29,093)         (41,154)         (25,667)
   Interest and other income                                       368,134            1,037          342,594              654
                                                             -------------    -------------    -------------    -------------
                                                                 2,033,899          562,449        1,778,531          292,690
                                                             -------------    -------------    -------------    -------------

Real Estate Expenses:
  Depreciation                                                     341,227           72,907          306,264           36,454
  Amortization                                                      57,981               --           52,119               --
  Interest                                                         555,515          144,491          470,056           80,526
  Repairs and maintenance                                          280,564           37,727          107,251           18,176
  Personnel                                                        265,376           57,471          262,266           27,814
  Property Taxes                                                   147,818           41,276          127,914           20,680
  Property Insurance                                                38,030           10,718           32,670            3,513
  Utilities                                                        144,154           29,601          130,780           16,714
  Other                                                             89,368          131,570          204,076           86,528
                                                             -------------    -------------    -------------    -------------
                                                                 1,920,034          525,760        1,693,397          290,404
                                                             -------------    -------------    -------------    -------------

Administrative Expenses:
  Personnel, including officer's compensation                      535,461          465,509          375,843          132,711
  Professional services                                            254,039          258,889           92,919          188,187
  Other                                                            209,623          101,734          245,148           38,775
                                                             -------------    -------------    -------------    -------------
                                                                   999,122          826,132          713,909          359,673
                                                             -------------    -------------    -------------    -------------

     Total expenses                                              2,919,156        1,351,892        2,407,306          650,077
                                                             -------------    -------------    -------------    -------------


Net Loss                                                     $    (885,257)   $    (789,443)   $    (628,775)   $    (357,387)
                                                             =============    =============    =============    =============

Net Loss per Share -  Basic and Diluted                      $       (1.28)   $       (1.39)   $       (0.90)   $       (0.58)
                                                             =============    =============    =============    =============

            See notes to consolidated condensed financial statements

                               BARON CAPITAL TRUST
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    RESTATED


                                                         Common Shares of
                                                        Beneficial Interest
                                                        -------------------
                                                      Shares           Amount      Distributions       Deficit            Total
                                                      ------           ------      -------------       -------            -----
Balance, December 31, 1999                             675,086   $    6,616,806   $     (342,507)  $   (4,743,987)   $    1,530,312

Proceeds from sale of common shares of
    beneficial interest, net of offering costs          26,990          248,308             --               --             248,308

Common Shares issued in connection with
    Exchange Offering                                2,449,525       11,793,159             --               --          11,793,159

Shares issued as commission to broker-dealers
    in connection with Exchange Offering               124,903

Credit for estimated fair value of services
     performed by officer                                 --            108,500             --               --             108,500

Net Loss                                                  --               --               --           (885,257)         (885,257)
                                                --------------   --------------   --------------   --------------    --------------

Balance, June 30, 2000                               3,276,504   $   18,766,773   $     (342,507)  $   (5,629,244)   $   12,795,022
                                                ==============   ==============   ==============   ==============    ==============

            See notes to consolidated condensed financial statements

                               BARON CAPITAL TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS
                                    UNAUDITED


                                                                              Six Months Ended
                                                                         June 30,           June 30,
                                                                           2000               1999
                                                                      -------------      -------------
                                                                        RESTATED
Cash Flows from Operating Activities:
  Net Loss                                                            $    (885,257)     $    (789,443)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Provision for officer's compensation                                   108,500               --
     Equity in net loss of unconsolidated partnership                        78,994             29,093
     Depreciation                                                           341,227             94,721
     Amortization of loan costs                                              57,981               --
     (Increase) decrease in operating assets:
       Property management reimbursements                                      --               38,476
       Other receivables                                                     (2,885)            80,984
       Other assets                                                         (63,667)           (30,894)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                             149,742            (14,178)
       Security Deposits                                                      3,512               (840)
                                                                      -------------      -------------
         Net cash used in operating activities                             (211,853)          (592,081)
                                                                      -------------      -------------

Cash Flows from Investing Activities:
  Additions to rental apartments                                            (78,205)              --
  Investment in partnerships                                                   --             (885,000)
  Cash distribution from partnerships                                         6,082             27,000
  Purchases of other property and equipment                                  (4,979)           (10,073)
  Increase in restricted cash                                               (48,610)              --
                                                                      -------------      -------------
          Net cash used in investing activities                            (125,712)          (868,073)
                                                                      -------------      -------------

Cash Flows from Financing Activities:
  Proceeds from the sale of common shares of beneficial interest            248,308          1,681,653
  Distributions paid                                                           --             (167,596)
  Proceeds from mortgage financing                                             --              273,499
  Proceeds from notes payable                                                90,000               --
  Payments on notes payable                                                    --             (275,000)
  Payments on notes payable, affiliates                                     (90,644)
  Payments on mortgages payable                                             (99,242)           (22,141)
  Payments on capital lease obligation                                       (1,594)              --
  Increase in advances to/from affiliates, net                              284,335             10,750
  Other                                                                        --               20,000
                                                                      -------------      -------------
          Net cash provided by financing activities                         431,163          1,521,165
                                                                      -------------      -------------

Net Increase in Cash and Cash Equivalents                                    93,598             61,011

Cash and Cash Equivalents, Beginning                                         33,774            243,498
                                                                      -------------      -------------

Cash and Cash Equivalents, Ending                                     $     127,372      $     304,509
                                                                      =============      =============

Supplemental Disclosure of Cash Flow Information:
     Cash paid for mortgage and other interest                        $     555,515      $     144,491
                                                                      =============      =============

            See notes to consolidated condensed financial statements

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

          As a result of certain adjustments in connection with the Trust's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Forms 10-QSB and 10-QSB/A for the quarter ended June 30, 2000 as previously filed on December 22, 2000 and March 1, 2001, respectively. The Trust included in its original June 30, 2000 financial statements a provision for property impairment of $8,356,638, which was a result of writing off the excess of the recorded value of the Exchange Partnerships acquired in the Exchange Offering over the estimated current value of the Exchange Partnerships. The provision for property impairment was a result of calculating the recorded value at the date of the exchange (April 1, 2000) with incomplete information. As a result, adjustments were made to the recorded value based on information not previously available to the Trust. Had the Trust been aware of this information at the time of filing the June 30, 2000 Forms 10-QSB and 10-QSB/A, the provision for property impairment of $8,356,638 would not have been recorded. Instead an adjustment of $11,005,924 would have been recorded to the consolidated balance sheet as an adjustment to the recorded amounts of land, depreciable property, advances to affiliates and shareholders' equity to reflect the estimated fair value of such assets. The amounts contained in the financial statements included in this Form 10-QSB/A reflect those changes. Certain subsequent events are also reflected herein.

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

          The Trust's Declaration of Trust (the "Declaration") authorizes it to issue up to 25,000,000 shares of beneficial interest, no par value per share, consisting of common shares and of preferred shares

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Organization and Capitalization (Continued)

          of such classes with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption as the Managing Shareholder may create and authorize from time to time in accordance with Delaware law and the Declaration.

          The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Trust will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the six months ended June 30, 2000 and the year ended December 31, 1999 the Trust incurred net losses of $885,257 and $3,166,927 and negative cash flows from operations of $211,853 and $1,022,587. The auditors' report for the year ended December 31, 1999 was qualified to express substantial doubt about the Trust's ability to continue as a going concern.

          During the years ended December 31, 2000 and 1999, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the consolidated condensed financial statements for the first six months ended June 30, 2001 included in the Trust's quarterly report on Form 10-QSB for the three-month period ended June 30, 2001, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry measuring net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $411,000 versus negative Funds From Operations of approximately $417,000 for the six months ended June 30, 2000.

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

               o dispose of assets which do not generate cash sufficient to cover operating costs or whose geographic location creates excessive burden; and

               o    reduce corporate overhead.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

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

               o The Trust has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. During the first quarter of 2001, the Trust refinanced three of its properties, generating $1,632,000 of cash for the Trust. The cash was used to reduce accounts payables owed by the Trust to Exchange Offering professionals for their services in connection with the offering, advance funds for a second round of refinancings, and establish an escrow account for expected major repairs to its Riverwalk property. All three of the refinanced properties were refinanced at interest rates lower than the interest rate on their old loan. Subsequent to June 30, 2001, the Trust refinanced three additional properties, which resulted in cash proceeds of approximately $1,408,000.

               o In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. The sale price was approximately $3,900,000 and resulted in a loss of $210,854. Additional properties are being evaluated for potential disposition.

               o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

          As a result of the re-financing of the three properties in the second quarter of 2001 as discussed above, the Partnership had approximately $265,000 in available cash.

          Management believes that the actions presently being taken by the Trust, including the cash realized upon refinancing the three additional properties as described above and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4.   EXCHANGE OFFERING

          On April 7, 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is a founder and former Chief Executive Officer of the Trust, a founder and principal unit holder of the Operating Partnership, and the Chief Executive, sole stockholder and director of the Managing Shareholder of the Trust.

          Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   EXCHANGE OFFERING (continued)

          partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

          The Exchange Offering expired on April 7, 2000. Under the terms of the Exchange Offering, Exchange Limited Partners in a particular Exchange Partnership were entitled to participate in the offering only if limited partners holding at least 90% of the units of limited partnership interest in that partnership affirmatively elected to accept the offering. Exchange Limited Partners holding approximately 97.4% of the outstanding units of limited partnership in such partnerships accepted the offering, and each of the Exchange Partnerships exceeded the 90% requirement. As a result, following the completion of the Exchange Offering, the limited partnership interests of nine Exchange Partnerships were owned entirely by the Operating Partnership (in the case of nine Exchange Partnership in which all Exchange Limited Partners accepted the offering) and substantially all of the limited partnership interests in the other 14 Exchange Partnerships were owned by the Operating Partnership, with the remaining limited partnership interests being retained by Exchange Limited Partners who elected not to accept the offering or failed to respond to the offering.

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

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   EXCHANGE OFFERING (Continued)

                                                        Six Months Ended
                                                            June 30,
                                                       2000           1999
                                                   -----------    -----------
               Total revenues                      $ 3,640,000    $ 2,921,000
               Cost and expenses                     4,390,000      4,523,000
                                                   -----------    -----------
               Net loss                            $  (750,000)   $(1,602,000)
                                                   ===========    ===========

               Weighted average number of shares       690,306        567,840
                                                   ===========    ===========

               Net loss per share                  $     (1.09)   $     (2.82)
                                                   ===========    ===========

NOTE 5.   COMMITMENTS AND CONTINGENCIES

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

          In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   COMMITMENTS AND CONTINGENCIES (Continued)

          Contract to Purchase Additional Properties (Continued)

          the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to the former Chief Executive Officer, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to the former Chief Executive Officer, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the BankOne loan described below).

          In December 2000, BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original first mortgage loan. Earlier, BankOne provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, BankOne has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

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

          Officers' Compensation

          Gregory K. McGrath, a founder of the Trust and the Operating Partnership, formerly served as Chief Executive Officer of the Trust. He agreed to serve as Chief Executive Officer of the Trust for the first year in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust. During 1998 and 1999 and the first two quarters of 2000, no Common Shares or Units were issued to Mr. McGrath as compensation. However, in order to reflect all appropriate administrative expenses of the Operating Partnership, a provision of $108,500 has been made in the accompanying financial statements for the estimated fair value of the services rendered by Mr. McGrath as Chief Executive Officer for the first two quarters of 2000. This amount has been charged to compensation expense, with corresponding credits to partners' capital. This estimate of the fair value of such services was determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust. Effective December 31, 2000, no compensation expense will be charged for the services provided by the former Chief Executive Officer, as these services are minimal to the Trust's operations. In May 2001, Robert L. Astorino replaced Mr. McGrath as Chief Executive Officer.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   COMMITMENTS AND CONTINGENCIES (Continued)

          Officers' Compensation (Continued)

          Robert S. Geiger, the other founder of the Trust and Operating Partnership, formerly served as the Chief Operating Officer of the Trust and the Operating Partnership. His initial annual salary was set at $100,000, in addition to benefits, and eligibility for participation in any Common Share option plan and bonus incentive compensation plan implemented by the Trust. Mr. Geiger's employment has been terminated and since August 1, 2000, he has received no compensation.

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

          Underwriting Agreement

          In connection with the Cash Offering which terminated on May 31, 2000 (see "Note 7. Shareholders'Equity") and pursuant to an Underwriting Agreement, the Trust issued to Sigma Financial Corporation (the "Underwriter"), warrants to purchase Common Shares in an amount equal to 8.5% of the number of Common Shares sold on a best efforts basis by the Underwriter and participating broker-dealers selected by the Underwriter and the Trust. The warrants may be exercised at any time and from time to time through May 15, 2003 at an exercise price of $13.00 per warrant share. The Trust has reserved 59,676 Common Shares under the Underwriting Agreement, which is equivalent to 8.5% of the 702,076 Common Shares sold in the Cash Offering.

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

          In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by the former Chief Executive Officer of the Trust), the former Chief Executive Officer of the Trust, and Alexandria Development, L.P., a Delaware limited partnership controlled by the former Chief Executive Officer of which the Operating Partnership owns a 40% limited partnership interest (the "Alexandria Partnership"), among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Apartments property, a residential apartment property under construction that is owned

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   COMMITMENTS AND CONTINGENCIES (Continued)

          Pending Litigation (continued)

          by the Alexandria Partnership. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement.

NOTE 6.   RELATED PARTY TRANSACTIONS

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

          Receivables/Payables, Affiliates

          Certain of the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering hold subordinated notes, lines of credits, and advances due from/to limited partnerships controlled by Mr. McGrath. See "Note 7. Shareholders' Equity." These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of June 30, 2000, the Trust was due $ 6,307,011 from affiliates with $1,338,565 of accrued interest. The Trust also owes $3,778,779 to affiliates including accrued interest as of June 30, 2000.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   SHAREHOLDERS' EQUITY

          Cash Offering

          On May 15, 1998, pursuant to a registration statement on Form SB-2, the Trust commenced an initial public offering of a maximum of 2,500,000 Common Shares of beneficial interest in the Trust at $10.00 per Common Share (the "Cash Offering"). The Cash Offering, as amended, was terminated May 31, 2000. The Trust sold 702,076 Common Shares in the offering for an aggregate offering price of $7,020,763. All of the Common Shares issued by the Trust in the offering are tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), but are subject to certain restrictions designed to permit the Trust to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code. The Common Shares are not listed for trading on any stock exchange, and no market currently exists for the Common Shares.

          Exchange Offering

          The Operating Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Act ("Exchange Offering").

          These units were offered in the Exchange Offering in exchange for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or mortgage interests in one or more residential apartment properties. The Exchange Partnerships were managed by corporate general partners who are affiliated with one of the founders of the Trust and the Operating Partnership, who is also the former Chief Executive Officer of the Trust and the sole stockholder and director of the Managing Shareholder of the Trust. The registration statement was declared effective on November 9, 1999, and the Exchange Offering commenced shortly thereafter.

          The number of Units offered in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit was arbitrarily assigned an initial value of $10.00, which corresponds to the offering price of each Trust Common Share that was being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding was substantially identical since Unit holders (other than the Trust), including recipients of Units in the Exchange Offering, are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares offered by the Trust in the Cash Offering) have been registered with the Commission.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   SHAREHOLDERS' EQUITY (Continued)

          Exchange Offering (Continued)

          By virtue of the completion of the Exchange Offering, the Operating Partnership acquired equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") that were directly or indirectly owned by the 23 Exchange Partnerships. (As described above in NOTE 2 - Liquidity and Profitability Considerations," the Operating Partnership sold one of the Exchange Properties in April 2001.) The Operating Partnership acquired interests in a particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships currently controlled by the Operating Partnership directly or indirectly own equity and/or mortgage interests in one or more properties. Certain of such Exchange Partnerships directly or indirectly owned equity interests in 15 properties, which consist of an aggregate of 868 residential units (comprised of studio, one, two, three and four bedroom units). Certain of such Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. See
          Note 4 regarding the completion of the Exchange Offering on April 7, 2000.

          In connection with the Exchange Offering, 124,903 Trust Common Shares were issued as a commission to broker-dealers who assisted the Operating Partnership in consummating the Exchange Offering. The shares were issued at a value of $10.00 per share and are reflected at a net zero value in the accompanying Statement of Shareholders' Equity.

          Operating Partnership Limited Partnership Units

          In connection with the formation of the Trust and the Operating Partnership, the founders, Gregory K. McGrath and Robert S. Geiger, each subscribed for 601,080 limited partnership units of the Operating Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, they made a $100,000 capital contribution to the Operating Partnership. The number of units subscribed for by them represented 19% of the maximum Common Shares that would have been outstanding after completion of the Cash Offering and the Exchange Offering assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares.

          The subscription agreement entered into by the founders provided that if, as of May 31, 2000, the number of units subscribed for by them represented a percentage greater than 19% of the then outstanding Common Shares calculated on a fully diluted basis, each founder would be required to return any excess Units to the Operating Partnership for cancellation. Therefore, as of May 31, 2000, an adjustment, reducing the number of Units held in escrow by 444,414, was made to accurately reflect the number of Units held by the founders. The founders have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   SHAREHOLDERS' EQUITY (Continued)

          Operating Partnership Limited Partnership Units (Continued)

          The fair value of the Units issued to the founders amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the Units, the Trust and the Operating Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the Operating Partnership; and the founders' Units are subject to significant transfer restrictions. The Operating Partnership has accounted for the Units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the Units as outstanding in determining the weighted average partnership units outstanding for purposes of calculating net loss per partnership unit in the accompanying consolidated financial statements. Because the release of the Units from escrow is not dependent upon the achievement of any specified level of profits, the release of the Units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the Units from escrow.

          Under the subscription agreement, the founders agreed to waive future administrative fees for managing Exchange Partnerships which participated in the Exchange Offering, agreed to assign to the Operating Partnership the right to receive all residual economic rights attributable to the general partner interests in Exchange Partnerships; and, in order to permit management of the Exchange Properties by the Operating Partnership, caused the Exchange Partnerships to cancel the partnerships' prior property management agreements and agreed to forego the right to have a property management firm controlled by the founders assume the property management role in respect of properties in which the Trust or the Operating Partnership invest.

          Following the Exchange Offering, the Operating Partnership controlled the Exchange Partnerships by virtue of its ownership of substantially all of the limited partnership interests therein, which provided the Operating Partnership the ability to remove the general partner under the provisions of the limited partnership agreements pertaining to each Exchange Partnership that authorize limited partners holding over 50% of total partnership interest to remove the general partner.

          Since holders of Units (other than the Trust) may elect to exchange these for Common Shares in the Trust on a one for one basis, the founders would be entitled to exchange their limited partnership units for a net amount of 757,746 Common Shares.

          Distributions

          In 1999, the Board of Trustees authorized the payment of three distributions aggregating $270,348 ($.16 per Common Share of beneficial interest) from the surplus of the Trust. This amount is presented in the accompanying consolidated financial statements as a deduction from shareholders' equity under the caption "Distributions". There were no distributions paid during the six months ended June 30, 2000.

                              BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   NET LOSS PER SHARE

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

          The components used in calculating basic net loss per share are as follows:

                                                            Weighted      Loss
                                                             Average       Per
                                               Net Loss      Shares       Share
                                               --------      ------       -----

          Three Months Ended June 30, 2000    ($628,775)     698,947     ($0.90)
          Three Months Ended June 30, 1999    ($357,387)     614,813     ($0.58)
          Six Months Ended June 30, 2000      ($885,257)     690,306     ($1.28)
          Six Months Ended June 30, 1999      ($789,443)     567,840     ($1.39)

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

          Through the Operating Partnership, the Trust has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder and a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust. On February 7, 2001, the Independent Trustees of the Trust and the Managing Shareholder agreed to terminate the Trust Management Agreement effective December 31, 2000.

          During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P., (the "Alexandria Partnership"), a Delaware limited partnership controlled by Mr. McGrath. The Alexandria Partnership owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of August 1, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 93 units have been rented.

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

          In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States. (See NOTE 4 "Exchange Offering" in the accompanying notes to the consolidated condensed financial statements.)

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

          In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. (See Note 2 "Liquidity and Profitability Considerations -Subsequent Transactions" in the accompanying notes to the consolidated condensed financial statements.)

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

          Consolidated Balance Sheet as of June 30, 2000 Compared to December 31, 1999

          Due to the completion of the Exchange Offering, the balance sheet for the Trust reflects large increases in assets, liabilities and shareholders' equity. During the six months ended June 30, 2000, total assets increased to $44.6 million while liabilities increased to $31.8 million. As described above, the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owned an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets of approximately $36.2 million, which are subject to $25.2 million in first mortgage debt.

          Shareholders' equity increased to $12.8 million due to the issuance in the Exchange Offering of more than 2,449,525 Operating Partnership Units (each such Unit exchangeable into one Common Share of the Trust at the election of holders thereof) with an exchange value of $11.8 million less a net loss of $885,257 for the six months ended June 30, 2000.

          Operations for the Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

          Revenues, real estate expenses and administrative expenses all increased substantially for the six months ended June 30, 2000 in comparison to the six months ended June 30, 1999 due to the completion of the Exchange Offering described above and the addition of the 26 Exchange Properties and their related operating costs.

          Liquidity and Capital Resources

          Net cash used in operating activities in the six months ended June 30, 2000 was $211,853 compared to $592,081 in the six months ended June 30, 1999. The decrease in cash used in operating activities was mainly due to an increase in depreciation for the six months ended June 30, 2000 over the six months ended June 30, 1999.

          Net cash used in investing activities in the six months ended June 30, 2000 was $125,712 compared to $868,073 in the six months ended June 30, 1999. The decrease in cash used in investing activities for 2000 was primarily due to a decrease in investments in partnerships.

          Net cash provided by financing activities in the six months ended June 30, 2000 was $431,163 compared to $1,521,165 for the six months ended June 30, 1999. The decrease in cash was due to a decrease in the sale of Trust Common Shares in the Cash Offering, which expired in May 2000.

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

          During the years ended December 31, 2000 and 1999, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the consolidated condensed financial statements for the first six months ended June 30, 2001 included in the Trust's quarterly report on Form 10-QSB for the three-month period ended June 30, 2001, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry measuring net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $411,000 versus negative Funds From Operations of approximately $417,000 for the six months ended June 30, 2000.

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

          o The Trust has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. During the first quarter of 2001, the Trust refinanced three of its properties, generating $1,632,000 of cash for the Trust. The cash was used to reduce amounts owed to Exchange Offering professionals for their services in connection with the offering, advance funds for a second round of refinancings, and set up an escrow account for expected major repairs to the Trust's Riverwalk Property. All three refinanced properties were refinanced at interest rates lower than the interest rate on their old loan. Subsequent to June 30, 2001, the Trust refinanced three additional properties, which resulted in cash proceeds of approximately $1,408,000.

          o In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. The sale price was approximately $3,900,000 and resulted in a loss of $210,854. Additional properties are being evaluated for potential disposition.

          o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers needing to be funded by the Trust were reduced because of the income they received from the outside businesses.

          As a result of the re-financing of the three properties in the second quarter of 2001 as discussed above, the Partnership had approximately $265,000 in available cash.

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

Item 3.   Defaults upon Senior Securities

          There were no defaults upon senior securities of the Trust in the second quarter of 2000.

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

August 27, 2001

                                            BARON CAPITAL TRUST

                                            By: /s/ Robert L. Astorino
                                                --------------------------
                                                Robert L. Astorino
                                                Chief Executive Officer

                                            By: /s/ Mark L. Wilson
                                                --------------------------
                                                Mark L. Wilson
                                                Chief Financial Officer