Form 10QSB/A
period 2000-09-30
BARON CAPITAL TRUST
filed 2001-08-27
CIK 1045550

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

                                EXPLANATORY NOTE

As a result of certain adjustments in connection with the Trust's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Form 10-QSB for the quarter ended September 30, 2000 as previously filed on March 1, 2001. The amounts contained in the financial statements included in this Form 10-QSB/A reflect these changes. See NOTE 1 to the consolidated financial statements under "Basis of Presentation" for a more detailed explanation as to the restatement. Certain subsequent events are also reflected in this Form 10-QSB/A.



                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

     See following pages.

                          INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheets                                                        F-2

   Statements of Operations                                              F-3

   Statement of Shareholders' Equity                                     F-4

   Statements of Cash Flows                                              F-5

   Notes to Financial Statements                                       F-6-F-18

                                  BARON CAPITAL TRUST
                         CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                 September 30,          December 31,
                                                                                                      2000                 1999
                                                                                                  ------------          -----------
                                                                                                   RESTATED
                                                                                                  ------------
                                        ASSETS
Land                                                                                              $  6,632,871          $ 1,178,693
Depreciable property                                                                                29,654,386            6,189,095
                                                                                                  ------------          -----------
                                                                                                    36,287,257            7,367,788
Less accumulated depreciation                                                                       (2,100,668)          (1,453,177)
                                                                                                  ------------          -----------
                                                                                                    34,186,589            5,914,611

Investment In Partnerships                                                                             475,775              930,970

Cash and Cash Equivalents                                                                              193,465               33,774
Restricted Cash                                                                                        864,959               52,089
Accrued Interest Receivable, Affiliates                                                              1,325,169               36,997
Other Receivables                                                                                       79,103                3,724
Due from Managing Shareholder                                                                               --               14,783
Advances to Affiliates                                                                               6,072,921                5,141
Other Property and Equipment                                                                           272,720              134,981
Other Assets                                                                                           759,016              209,128
                                                                                                  ------------          -----------
      Total Assets                                                                                $ 44,229,716          $ 7,336,198
                                                                                                  ============          ===========


                           LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgages payable                                                                                 $ 25,144,421          $ 4,278,117
Accounts payable and accrued liabilities                                                             2,441,518            1,295,092
Note payable                                                                                           115,000              100,000
Notes payable, affiliates                                                                            3,813,313               50,000
Capital lease obligation                                                                                40,775               42,369
Security deposits                                                                                      195,515               40,308
                                                                                                  ------------          -----------
      Total Liabilities                                                                             31,750,542            5,805,886
                                                                                                  ------------          -----------

Shareholders' Equity:
Common Shares of beneficial interest, no par value, 25,000,000 shares authorized; 3,276,504 and 675,086 shares issued and outstanding or assumed
to be issued as of September 30, 2000 and December 31, 1999, respectively                           18,821,023            6,616,806
Distributions                                                                                         (342,507)            (342,507)
Deficit                                                                                             (5,999,342)          (4,743,987)
                                                                                                  ------------          -----------
     Total Shareholders' Equity                                                                     12,479,174            1,530,312
                                                                                                  ------------          -----------
                                                                                                  $ 44,229,716          $ 7,336,198
                                                                                                  ============          ===========

            See notes to consolidated condensed finanical statements

                               BARON CAPITAL TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                            Nine              Nine            Three              Three
                                                           Months            Months           Months            Months
                                                           Ended             Ended            Ended              Ended
                                                        September 30,     September 30,     September 30,     September 30,
                                                            2000              1999              2000              1999
                                                         -----------       -----------       -----------       -----------
                                                          RESTATED                            RESTATED
                                                         -----------                         -----------
Revenue:
  Rental                                                   3,155,896       $   871,001       $ 1,411,137       $   280,496
  Equity in net loss of unconsolidated partnership          (113,915)               --           (34,921)           29,093
  Interest and other income                                  634,476             1,037           266,342                --
                                                         -----------       -----------       -----------       -----------
                                                           3,676,457           872,038         1,642,558           309,589
                                                         -----------       -----------       -----------       -----------

Real Estate Expenses:
  Depreciation                                               647,491           107,361           306,264            34,454
  Amortiation                                                110,100                --            52,119
  Interest                                                 1,045,039           230,534           489,524            86,043
  Repairs and maintenance                                    502,951            61,092           222,387            23,365
  Personnel                                                  442,644            89,576           177,268            32,105
  Property Taxes                                             274,838            61,484           127,020            20,208
  Property Insurance                                          68,504            15,418            30,474             4,700
  Utilities                                                  283,151            50,621           138,997            21,020
  Other                                                      187,843           143,948            98,475            12,378
                                                         -----------       -----------       -----------       -----------
                                                           3,562,561           760,034         1,642,528           234,273
                                                         -----------       -----------       -----------       -----------

Administrative Expenses:
  Personnel, including officers' compensation                691,864           642,633           156,403           143,215
  Professional services                                      288,556           593,208            34,517           162,653
  Other                                                      388,832            47,677           179,209             5,509
                                                         -----------       -----------       -----------       -----------
                                                           1,369,252         1,283,518           370,129           311,377
                                                         -----------       -----------       -----------       -----------

     Total expenses                                        4,931,812         2,043,552         2,012,656           545,650
                                                         -----------       -----------       -----------       -----------

Net Loss                                                 $(1,255,355)      $(1,171,514)      $  (370,098)      $  (236,061)
                                                         ===========       ===========       ===========       ===========

Net Loss per Common Share Basic and Diluted              $     (1.78)      $     (1.97)      $     (0.50)      $     (0.36)
                                                         ===========       ===========       ===========       ===========

Weighted Average Number of Common Shares Oustanding          706,793           594,677           739,406           655,725
                                                         ===========       ===========       ===========       ===========


            See notes to consolidated condensed finanical statements

                               BARON CAPITAL TRUST
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    RESTATED


                                                   SHARES          AMOUNT      DISTRIBUTIONS      DEFICIT         TOTAL
                                                 ------------   ------------   -------------   ------------    ------------
Balance, December 31, 1999                            675,086   $  6,616,806   ($   342,507)   ($ 4,743,987)   $  1,530,312

Proceeds from sale of Common Shares of
    beneficial interest, net of offering costs         26,990        248,308             --              --         248,308

Common Shares issued in connection with
    Exchange Offering                               2,449,525     11,793,159             --              --      11,793,159

Shares issued as commission to broker-dealers
    in connection with Exchange Offering              124,903                                                            --

Credit for estimated fair value of services
     performed by officer                                  --        162,750             --              --         162,750

Net Loss (Unaudited)                                       --             --             --      (1,255,355)     (1,255,355)
                                                 ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2000 (Unaudited)             3,276,504   $ 18,821,023   $   (342,507)   $ (5,999,342)   $ 12,479,174
                                                 ============   ============   ============    ============    ============




            See notes to consolidated condensed finanical statements

                               BARON CAPITAL TRUST
                 CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS
                                    UNAUDITED


                                                                         Nine Months Ended
                                                                           September 30,
                                                                       2000           1999
                                                                    -----------    -----------
                                                                     RESTATED
                                                                    -----------
Cash Flows from Operating Activities:
   Net loss                                                         $(1,255,355)   ($1,171,514)
   Adjustments to reconcile net loss to net cash
           used in operating activities:
         Provision for officer's compensation                           162,750             --
         Depreciation and Amortization                                  647,491        132,662
         Amortization of loan costs                                     110,100             --
         Equity in net loss of unconsolidated partnership              (113,915)            --
        (Increase) Decrease in operating assets:
            Other receivables                                            37,579         62,254
            Accrued Interest Receivable, Affiliate                       13,394         87,132
            Other assets                                                 (9,450)       (39,295)
         Increase (Decrease) in operating liabilities:
            Accounts payable and accrued liabilities                    (17,893)       259,489
            Security deposits                                           (28,092)         3,560
                                                                    -----------    -----------
               Net cash used in operating activities                   (453,391)      (665,712)
                                                                    -----------    -----------

Cash Flows from Investing Activities:
   Additions to rental apartments                                      (196,277)            --
   Investment in partnerships                                             1,203       (820,121)
   Purchases of other property and equipment                             (4,979)         6,311
   Increase in Restricted Cash                                         (101,990)      (118,773)
                                                                    -----------    -----------
               Net cash used in investing activities                   (302,043)      (932,583)
                                                                    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from the sale of common shares of beneficial interest       248,308      1,845,666
   Distributions paid                                                        --       (269,947)
   Proceeds from mortgage financing                                          --        236,273
   Proceeds from notes payable affiliates                               210,791             --
   Proceeds from note payable                                           105,000             --
   Payments on notes payable                                            (90,000)      (256,000)
   Payments on notes payable, affiliates                                (90,644)            --
   Payments on mortgages payable                                       (157,928)            --
   Payments on capital lease obligation                                  (4,980)       (20,325)
   Increase in advances to/from affiliates, net                         694,578         10,750
                                                                    -----------    -----------
               Net cash provided by financing activities                915,125      1,546,417
                                                                    -----------    -----------

Net Increase in Cash and Cash Equivalents                               159,691        (51,878)

Cash and Cash Equivalents, Beginning                                     33,774        177,299
                                                                    -----------    -----------

Cash and Cash Equivalents, Ending                                   $   193,465    $   125,421
                                                                    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for mortgage and other interest                       $ 1,045,039    $   230,534
                                                                    ===========    ===========


            See notes to consolidated condensed finanical statements

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


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

          As a result of certain adjustments in connection with the Trust's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Form 10-QSB for the quarter ended September 30, 2000 as previously filed March 1, 2001. The Trust included in its original September 30, 2000 financial statements a provision for property impairment of $8,356,638, which was a result of writing off the excess of the recorded value of the Exchange
          Partnerships acquired in the Exchange Offering over the estimated current value of the Exchange Partnerships. The provision for property impairment was a result of calculating the recorded value at the date of the exchange (April 1, 2000) with incomplete information. As a result, adjustments were made to the recorded value based on information not previously available to the Trust. Had the Trust been aware of this information at the time of filing the September 30, 2000 Form 10-QSB, the provision for property impairment of $8,356,638 would not have been recorded. Instead an adjustment of $11,005,924 would have been recorded to the consolidated balance sheet as an adjustment to the recorded amounts of land, depreciable property, advances to affiliates and shareholders' equity to reflect the estimated fair value of such assets. The amounts contained in the financial statements included in this Form 10-QSB/A reflect those changes. Certain subsequent events are also reflected herein.

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

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Organization and Capitalization (Continued)

          The Trust's Declaration of Trust (the "Declaration") authorizes it to issue up to 25,000,000 shares of beneficial interest, no par value per share, consisting of common shares and of preferred shares of such classes with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption as the Board may create and authorize from time to time in accordance with Delaware law and the Declaration.

          The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Trust will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the nine months ended September 30, 2000 and the year ended December 31, 1999 the Trust incurred net losses of $1,255,355 and $3,166,927 and negative cash flows from operations of $453,391 and $1,022,587. The auditors' report for the year ended December 31, 1999 was qualified to express substantial doubt about the Trust's ability to continue as a going concern.

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

               o dispose of assets which do not generate cash sufficient to cover operating costs or whose geographic location creates excessive burden; and

               o    reduce corporate overhead.

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


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

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2000, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS (continued)

          financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Trust anticipates that the adoption of SFAS 140 will not have a material effect on its financial position or results of operations.

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

          Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Operating Partnership; Mr. McGrath, for

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 4.   EXCHANGE OFFERING (Continued)

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

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 4.   EXCHANGE OFFERING (Continued)

                                                      For the Nine Months Ended
                                                           September 30
                                                        2000           1999
                                                     -----------    -----------
          Total Revenues                             $ 5,100,000    $ 4,400,000
          Cost and expenses                           (6,400,000)    (6,400,000)
                                                     -----------    -----------
          Net Loss                                   $(1,300,000)   $(2,000,000)
                                                     ===========    ===========

          Weighted average number of common shares       706,793        594,677
                                                     ===========    ===========

          Net loss per common share                  ($     1.84)   ($     3.36)
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

          In connection with the transaction, the Trust (along with its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of August 1, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan agreements, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

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

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


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

          Officers' Compensation

          Gregory K. McGrath, a founder of the Trust and the Operating Partnership, formerly served as Chief Executive Officer of the Trust. He agreed to serve as Chief Executive Officer of the Trust for the first year in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Trust. During 1998 and 1999 and the first three quarters of 2000, no Common Shares or Units were issued to Mr. McGrath as compensation. However, in order to reflect all appropriate administrative expenses of the Operating Partnership, a provision of $162,750 has been made in the accompanying financial statements for the estimated fair value of the services rendered by Mr. McGrath as Chief Executive Officer for the first three quarters of 2000. This amount has been charged to compensation expense, with corresponding credits to partners' capital. This estimate of the fair value of such services was determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust. Effective December 31, 2000, no compensation expense will be charged for the services provided by the former Chief Executive Officer, as these

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 5.   COMMITMENTS AND CONTINGENCIES (Continued)

          Officers' Compensation (Continued)

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

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


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

          Receivables/Payables, Affiliates

          Certain of the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering hold subordinated notes, lines of credits, and advances due from/to limited partnerships controlled by Gregory K. McGrath, the former Chief Executive Officer of the Trust. These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of September 30, 2000, the Trust was due $ 6,072,921 from affiliates with $1,325,169 of accrued interest. The Trust also owes $3,813,313 to affiliates including accrued interest as of September 30, 2000.

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


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

          Exchange Offering

          The Operating Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Act. These units were offered (the "Exchange Offering") in exchange for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or mortgage interests in one or more residential apartment properties. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners who are affiliated with one of the founders of the Trust and the Operating Partnership, who is also the former Chief Executive Officer of the Trust, and the sole stockholder and director of the Managing Shareholder of the Trust. The registration statement was declared effective on November 9, 1999, and the Exchange Offering commenced shortly thereafter.

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

          By virtue of the completion of the Exchange Offering, the Operating Partnership acquired equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") that were directly or indirectly owned by the 23 Exchange Partnerships. (As described above in "NOTE 2 - Liquidity and Profitability Considerations," the Operating Partnership sold one of the Exchange Properties in April 2001.) The Operating Partnership acquired interests in a particular property and/or mortgages by

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 7.   SHAREHOLDERS' EQUITY (Continued)

          Exchange Offering (Continued)

          acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships currently controlled by the Operating Partnership directly or indirectly owns equity and/or mortgage interests in one or more properties. Certain of such Exchange Partnerships directly or indirectly own equity interests in 15 properties, which consist of an aggregate of 868 residential units (comprised of studio, one, two, three and four bedroom units). Certain of such Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. See Note 4 regarding the completion of the Exchange Offering on April 7, 2000.

          In connection with the Exchange Offering, 124,903 Trust Common Shares were issued as a commission to broker-dealers who assisted the Operating Partnership in consummating the Exchange Offering. The shares were issued at a value of $10.00 per share and are reflected at a net zero value in the accompanying consolidated Statement of Shareholders' Equity.

          Operating Partnership Limited Partnership Units

          In connection with the formation of the Trust and the Operating Partnership, their founders, Gregory K. McGrath and Robert S. Geiger, each subscribed for 601,080 Operating Partnership Units (a total of 1,202,160 Units). In consideration for the Units subscribed for by them, they made a $100,000 capital contribution to the Operating Partnership. The number of Units subscribed for by them represented 19% of the maximum Common Shares that would have been outstanding after completion of the Cash Offering and the Exchange Offering assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares.

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

          The fair value of the Units issued to the founders amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these Units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the Units, the Trust and the Operating Partnership were development stage

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 7.   SHAREHOLDERS' EQUITY (Continued)

          Operating Partnership Limited Partnership Units (Continued)

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

          Distributions

          In 1999,  the  Board  of  Trustees  authorized  the  payment  of three distributions aggregating $270,348 ($.16 per common share of beneficial interest) from the surplus of the Trust. This amount is presented in the accompanying consolidated financial statements as a deduction from shareholders' equity under the caption "Distributions". There were no distributions paid during the nine months ended September 30, 2000.

                               BARON CAPITAL TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


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

          The components used in calculating basic net loss per share are as follows:

                                                                                   Weighted
                                                                                    Average              Loss
                                                                Net Loss             Shares            Per Share
                                                                --------             ------            ---------
          Three Months Ended September 30, 2000                  ($370,098)         739,406             ($0.50)
          Three Months Ended September 30, 1999                  ($236,061)         655,725             ($0.36)
          Nine Months Ended September 30, 2000                 ($1,255,355)         706,793             ($1.78)
          Nine Months Ended September 30, 1999                 ($1,171,514)         594,677             ($1.97)

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

          As described below in this Report, in May 1998, the Trust commenced an offering (the "Cash Offering") of up to 2,500,000 common shares of beneficial interest ("Common Shares") in the Trust at a purchase price of $10.00 per share (maximum proceeds of $25,000,000). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares for an aggregate purchase price of $7,020,763. The Trust contributed the net cash proceeds from the issuance of Common Shares in the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of units ("Units") of limited partnership interest in the Operating Partnership.

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

          McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank first mortgage loan (and the BankOne loan described below).

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

          There can be no assurance that refinancing of the two loans will be available or will be available on commercially reasonable terms, that BankOne will not seek to enforce its right to accelerate the first mortgage loan and begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan, or elect to require the Trust to buy out its position on the entire outstanding amount of the first mortgage loan, or that BankOne will not seek to enforce its right under the other loan to take over control of the Borrower.

          In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States. (See NOTE 4 "Exchange Offering" in the accompanying notes to the consolidated condensed financial statements.)

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

          Consolidated Balance Sheet as of September 30, 2000 Compared to December 31, 1999

          Due to the completion of the Exchange Offering, the balance sheet for the Trust reflects large increases in assets, liabilities and shareholders' equity. During the nine months ended September 30, 2000, total assets increased to $44.2 million while liabilities increased to $31.8 million. As described above, the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owned an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets of approximately $36.3 million, which are subject to $25.1 million in first mortgage debt.

          Shareholders' equity increased to $12.5 million due to the issuance in the Exchange Offering of more than 2,449,525 Operating Partnership Units (each such Unit exchangeable into one Common Share of the Trust at the election of holders thereof) with an exchange value of $11.8 million less a net loss of $1,255,355 for the nine months ended September 30, 2000.

          Operations for the Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

          Revenues, real estate expenses and administrative expenses all increased substantially for the nine months ended September 30, 2000 in comparison to the nine months ended September 30, 1999 due to the completion of the Exchange Offering described above and the addition of the 26 Exchange Properties and their related operating costs.

          Liquidity and Capital Resources

          Net cash used in operating activities for the nine months ended September 30, 2000 was $453,391 compared to $665,712 for the nine months ended September 30, 1999. The decrease in cash used in operating activities was mainly due to increased depreciation expense, amortization expense and provision for officer's compensation offset by an increase in the net loss and equity in net loss of unconsolidated partnership for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Increases were mainly due to the completion of the Exchange Offering in April 2000.

          Net cash used in investing activities for the nine months ended September 30, 2000 was $302,043 compared to $932,583 for the nine months ended September 30, 1999. The decrease in cash used in investing activities for 2000 was due primarily to a decrease in investments in partnerships.

          Net cash provided by financing activities for the nine months ended September 30, 2000 was $915,125 compared to $1,546,417 for the nine months ended September 30, 1999. The decrease in cash was due to a decrease in the sale of Trust Common Shares in the Cash Offering, which expired in May 2000.

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

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.


Item 3.   Defaults upon Senior Securities

          There were no defaults upon senior securities of the Trust in the third quarter of 2000.

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

August 27, 2001

                                  BARON CAPITAL TRUST

                                  By:      /s/  Robert L. Astorino
                                           -------------------------
                                           Robert L. Astorino
                                           Chief Executive Officer

                                  By:      /s/  Mark L. Wilson
                                           -------------------------
                                           Mark L. Wilson
                                           Chief Financial Officer