Form 10QSB
period 2001-09-30
BARON CAPITAL TRUST
filed 2001-11-14
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period ended  ______________to______________


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

Yes [X]  No[ ]

As of the date of this Report, the Registrant has outstanding 961,006 shares of beneficial interest ("Common Shares"), its only class of common equity.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          See following pages.

                              BARON CAPITAL TRUST

                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

 Balance Sheets                                                           F-1

 Statements of Operations                                                 F-2

 Statements of Shareholders' Equity                                       F-3

 Statements of Cash Flows                                                 F-4

Notes to Financial Statements                                           F-5 F-14

                              BARON CAPITAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             September 30,      December 31,
                                                                                 2001              2000
                                                                                 ----              ----
                                                                              (Unaudited)
                                      ASSETS
Rental Apartments:
   Land                                                                      $  5,643,600       $  5,643,600
   Rental property held for sale                                                       --          3,635,000
   Depreciable property                                                        26,211,036         26,091,407
                                                                             ------------       ------------
                                                                               31,854,636         35,370,007
   Less accumulated depreciation                                                3,158,120          2,304,148
                                                                             ------------       ------------
                                                                               28,696,516         33,065,859

Cash and Cash Equivalents                                                       1,562,647             20,908
Restricted Cash                                                                   611,325            359,894
Receivables from Affiliates                                                     6,788,177          6,580,099
Other Property and Equipment                                                      102,017            105,960
Other Assets                                                                      746,017            910,162
                                                                             ------------       ------------
                                                                             $ 38,506,699       $ 41,042,882
                                                                             ============       ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                         $ 23,235,164       $ 23,540,172
   Accounts payable and accrued liabilities                                     1,132,511          2,129,615
   Notes payable                                                                2,139,525          2,482,498
   Payables to affiliates                                                         796,339          2,237,762
   Security deposits                                                              225,348            208,406
                                                                             ------------       ------------
         Total liabilities                                                     27,528,887         30,598,453
                                                                             ------------       ------------

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 2,500,000
      shares authorized; 961,006 shares issued and outstanding                 18,875,273         18,875,273
   Deficit                                                                     (7,554,954)        (8,088,337)
   Distributions                                                                 (342,507)          (342,507)
                                                                             ------------       ------------
         Total shareholders' equity                                            10,977,812         10,444,429
                                                                             ------------       ------------
                                                                             $ 38,506,699       $ 41,042,882
                                                                             ============       ============


           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                   Nine Months Ended                Three Months Ended
                                                                     September 30,                     September 30,
                                                                     -------------                     -------------
Revenues:                                                        2001             2000            2001              2000
                                                                 ----             ----            ----              ----
   Property:                                                                    RESTATED                          RESTATED
      Rental                                                 $ 4,234,132      $ 3,155,896      $ 1,289,137      $ 1,411,137
      Equity in net loss of unconsolidated partnership                --         (113,915)              --          (34,921)
   Interest and other income                                   1,086,763          634,476          419,402          266,342
                                                             -----------      -----------      -----------      -----------
                                                               5,320,896        3,676,457        1,708,539        1,642,558
                                                             -----------      -----------      -----------      -----------

Real Estate Expenses:
   Depreciation                                                  853,972          647,491          357,881          306,264
   Amortization of loan costs                                     69,753          110,100           30,667           52,119
   Interest                                                    1,344,748        1,045,039          329,446          489,524
   Repairs and maintenance                                       827,543          502,951          424,804          222,387
   Personnel                                                     614,089          442,644          187,092          177,268
   Property taxes                                                381,152          274,838          117,319          127,020
   Property insurance                                             96,498           68,504           30,943           30,474
   Utilities                                                     409,509          283,151          121,328          138,997
   Other                                                         321,142          187,843          195,775           98,475
                                                             -----------      -----------      -----------      -----------
                                                               4,918,406        3,562,561        1,795,255        1,642,528
                                                             -----------      -----------      -----------      -----------

Administrative Expenses:
   Personnel, including officer's compensation                   438,381          691,864          133,852          156,403
   Professional services                                          59,931          288,556           (9,014)          34,517
   Other                                                         401,809          388,832          155,899          179,209
                                                             -----------      -----------      -----------      -----------
                                                                 900,121        1,369,252          280,737          370,129
                                                             -----------      -----------      -----------      -----------

Loss Before Other Expenses and Extraordinary Item               (497,631)      (1,255,355)        (367,453)        (370,099)
                                                             -----------      -----------      -----------      -----------

Other Income/(Expenses):
    Income from loan discount repayment                          400,881               --          400,881               --
    Credit for loan losses                                       465,514               --          465,514               --
    Prepayment penalties                                        (827,013)              --         (292,938)              --
   Write-off of loan costs on refinanced loans                  (176,769)              --          (28,539)              --
    Loss on sale of property                                    (210,854)              --               --               --
                                                             -----------      -----------      -----------      -----------
                                                                (348,241)              --          544,918               --
                                                             -----------      -----------      -----------      -----------

Income (Loss) Before Extraordinary Item                         (845,872)      (1,255,355)         177,465         (370,099)
                                                             -----------      -----------      -----------      -----------

Extraordinary Item - Extinguishment of Debt
    Affiliates                                                 1,267,755               --          135,746               --
    Former Chief Executive Officer                               111,500               --               --               --
                                                             -----------      -----------      -----------      -----------
                                                               1,379,255               --          135,746               --
                                                             -----------      -----------      -----------      -----------

Net Income (Loss)                                            $   533,383      $(1,255,355)     $   313,211      $  (370,099)
                                                             ===========      ===========      ===========      ===========

Income (Loss) Per Share - Basic and Diluted :

     Before Extraordinary Item                               $     (0.89)     $     (1.78)     $      0.18      $     (0.50)

     Extraordinary Item                                             1.45               --             0.14               --
                                                             -----------      -----------      -----------      -----------

     Net Income (Loss)                                       $      0.56      $     (1.78)     $      0.32      $     (0.50)
                                                             ===========      ===========      ===========      ===========

Weighted Average Number of Common Shares Outstanding             949,599          706,793          959,830          739,406
                                                             ===========      ===========      ===========      ===========


           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                     Common Shares of
                                                    Beneficial Interest
                                                   Shares        Amount         Deficit     Distributions      Total
                                                   ------        ------         -------     -------------      -----

Balance, December 31, 2000                        3,390,383    $18,875,273    $(8,088,337)    $(342,507)    $10,444,429

Nine Months Ended September 30, 2001:
   Conversion of Operating Partnership units
      for shares of beneficial interest              20,115             --             --            --              --
   Net Income                                            --             --        533,383            --         533,383
                                                  ---------    -----------    -----------     ---------     -----------

Balance, September 30, 2001                       3,410,498    $18,875,273    $(7,554,954)    $(342,507)    $10,977,812
                                                  =========    ===========    ===========     =========     ===========


           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                           Nine Months Ended September 30,
                                                                                           -------------------------------
                                                                                              2001                2000
                                                                                              ----                ----
                                                                                                                RESTATED
                                                                                                                --------
Cash Flows from Operating Activities:
   Net income (loss)                                                                        $   533,383       $(1,255,355)
   Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
         Credit for estimated fair value of services performed by officer                            --           162,750
         Extinguishment of debt                                                              (1,483,974)
         Depreciation                                                                           853,972           647,491
         Credit for loan losses                                                                (465,514)
         Loss on sale of property                                                               210,854
         Amortization of loan costs                                                              69,753           110,100
         Write-off of loan costs on refinanced loans                                            176,769
         Equity in net loss of unconsolidated partnership                                            --          (113,915)
         (Increase) decrease in operating assets:
            Other receivables                                                                        --            50,973
            Other assets                                                                        (82,377)           (9,450)
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued liabilities                                           (869,579)          (17,893)
            Security deposits                                                                    16,942           (28,092)
                                                                                            -----------       -----------
               Net cash and cash equivalents used in operating activities                    (1,039,771)         (453,391)
                                                                                            -----------       -----------

Cash Flows from Investing Activities:
   Proceeds from sale of property, net                                                        3,424,146                --
   Additions to rental apartments                                                              (119,629)         (196,277)
   Cash distributions from partnerships                                                              --            (4,979)
   Increase in restricted cash                                                                 (251,431)         (101,990)
   Other                                                                                          3,943             1,203
                                                                                            -----------       -----------
               Net cash and cash equivalents provided by (used in) investing activities       3,057,029          (302,043)
                                                                                            -----------       -----------

Cash Flows from Financing Activities:
   Proceeds from mortgage refinancings                                                        8,095,000                --
   Proceeds from sale of common shares of beneficial interest                                        --           248,308
   Proceeds from notes payable                                                                       --           315,791
   Payments on notes payable                                                                   (342,973)          (90,000)
   Payments on mortgages payable                                                             (8,400,008)         (157,928)
   Increase (decrease) in loans payable to affiliates, net                                      172,462           598,954
                                                                                            -----------       -----------
               Net cash and cash equivalents (used in) provided by financing activities        (475,519)          915,125
                                                                                            -----------       -----------

Net Increase in Cash and Cash Equivalents                                                     1,541,739           159,691

Cash and Cash Equivalents, Beginning                                                             20,908            33,774
                                                                                            -----------       -----------

Cash and Cash Equivalents, Ending                                                           $ 1,562,647           193,465
                                                                                            ===========       ===========

Supplemental Disclosure of Cash Flow Information:

     Cash paid for mortgage and other interest                                              $ 1,344,748       $ 1,045,039
                                                                                            ===========       ===========


           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The unaudited consolidated condensed balance sheet as of September 30, 2001, and the related unaudited consolidated condensed statements of operations and cash flows for the nine months ended September 30, 2001 and 2000 (as restated), and the unaudited consolidated condensed statements of shareholders' equity for the nine months ended September 30, 2001 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for the periods presented, have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

          As a result of certain adjustments in connection with the Trust's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Forms 10-QSB and 10-QSB/A for the quarter ended September 30, 2000 as previously filed on March 1, 2001 and August 27, 2001, respectively. The Trust included in its original September 30, 2000 financial statements a provision for property impairment of $8,356,638, which was a result of writing off the excess of the recorded value of the Exchange Partnerships acquired in the Exchange Offering over the estimated current value of the Exchange Partnerships. The provision for property impairment was a result of calculating the recorded value at the date of the exchange (April 1, 2000) with incomplete information. As a result, adjustments were made to the recorded value based on information not previously available to the Trust. Had the Trust been aware of this information at the time of filing the September 30, 2000 Forms 10-QSB and 10-QSB/A, the provision for property impairment of $8,356,638 would not have been recorded. Instead an adjustment of $11,005,924 would have been recorded to the consolidated balance sheet as an adjustment to the recorded amounts of land, depreciable property, advances to affiliates and partners' capital to reflect the estimated fair value of such assets. The amounts contained herein reflect those changes.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Trust's financial statements and notes thereto included in the Trust's December 31, 2000 Annual Report on Form 10-KSB.

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

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Organization and Capitalization (continued)

          The Trust's Declaration authorizes it to issue up to 25,000,000 shares of beneficial interest, no par value per share, consisting of common shares and of preferred shares of such classes with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption as the Board of Trustees of the Trust may create and authorize from time to time in accordance with Delaware law and the Declaration.

          The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

          During the year ended December 31, 2000, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first nine months ended September 30, 2001, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry, which is measured as net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $321,000 versus negative Funds From Operations of approximately $498,000 for the nine months ended September 30, 2000.

          During the first three quarters of 2001, management refinanced four of its properties, which generated $1,875,000 of cash to the Trust. This cash was used to reduce accounts payable owed by the Trust and establish an escrow for expected major repairs to its Riverwalk property.

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

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2.     LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

          o The Trust has identified certain of its properties, which are performing well and have loans which are small relative to the value of the properties, given their excellent performance. Four properties were refinanced in the first three quarters of 2001 generating sufficient cash for the Trust to enter into negotiations with all of the Exchange Offering professionals which were owed payment for services performed in connection with the offering, and still have a small amount in reserve. All four of these properties were refinanced at interest rates lower than the prior interest rates on the loans. The Trust received cash proceeds of approximately $1,875,000 as a result of refinancing these four properties. (see Note 6).

          o The Trust sold one of its properties that, in the past, had required substantial and frequent cash infusions. The sale closed on April 30, 2001. Additional properties are being evaluated for potential disposition (see Note 5).

          o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers funded by the Trust were reduced because of the income they received from the outside businesses.

          o As a result of the refinancing of the four properties discussed above and the refinancing of two underlying assets on certain Exchange Partnerships in the first three quarters of 2001, the Partnership had approximately $1,563,000 in available cash at September 30, 2001.

          Management believes that the actions presently being taken by the Trust, including the cash realized upon refinancing the four properties as described above and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability.

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

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 3.   EXCHANGE OFFERING (Continued)

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

                                                                    Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                  2001            2000
                                                                  ----            ----

          Total Revenues                                       $ 5,300,000    $ 5,300,000
          Cost and Expenses                                      5,900,000      6,400,000
                                                               -----------    -----------
          Loss before Other Expenses and Extraordinary Item       (600,000)    (1,100,000)
          Other Expenses                                          (300,000)            --
                                                               -----------    -----------
          Loss Before Extraordinary Item                          (900,000)    (1,100,000)
          Extraordinary Item- Extinguishment of Debt             1,400,000             --
                                                               -----------    -----------
          Net Income (Loss)                                    $   500,000    $(1,100,000)
                                                               ===========    ===========

          Income (Loss) Per Share:
          Before Extraordinary Items                           $     (1.00)   $     (1.56)
          Extraordinary Item                                          1.56           0.00
                                                               -----------    -----------
          Net Income (Loss)                                    $      0.56    $     (1.56)
                                                               ===========    ===========

          Weighted Average Number of Shares                        949,599        706,793
                                                               ===========    ===========

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          SFAS 144 for the quarter ending March 31, 2002. The Company has not determined the impact that SFAS 144 will have on its financial statements

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for the Trust's financial statements beginning January 1, 2002, with earlier application encouraged. The Trust believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Trust.

          In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which replace Accounting Principles Board Opinion Nos. 16, "Business Combinations" and 17, "Intangible Assets", respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Trust will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The Trust believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Trust.

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

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5.   SALE OF PROPERTY (Continued)

          The results of operations of Glen Lake for the four months ended April 30, 2001 were as follows:

          Rental and other income                                       $328,816
          Expenses                                                       294,300
                                                                         -------
            Excess of income over expenses                               $34,516
                                                                         =======

NOTE 6.   MORTGAGE REFINANCING

          On February 5, and July 31, 2001 the Trust refinanced the first mortgages on four rental properties. The new information pertaining to the mortgages is as follows:

                                                    Interest      Term            Maturity           Monthly
          Property                   Mortgage         Rate       (Years)            Date            Payments
          -------                    --------         ----       -------           -----            --------
          Pineview                  $2,700,000        7.51%        25         February 5, 2011      $19,970
          Heatherwood               $1,900,000        7.51%        30         February 5, 2011      $13,298
          Eagle Lake                $1,900,000        7.51%        25         February 5, 2011      $14,053
          Crystal Court I           $1,595,000        7.26%        30           July 30,2011        $10,892

          The Trust received approximately $1,875,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Trust paid one-time prepayment penalties of approximately $827,000, which is included in other expenses in the accompanying statement of operations.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

          Contract to Purchase Additional Properties


          The following description of the Trust's involvement in the Burgundy Hills Property represents an update of information previously disclosed in periodic reports (Form 10-QSB quarterly reports and Form 10-KSB annual reports) of the Trust and the Operating Partnership previously filed with the Securities and Exchange Commission.

          In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust. (In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust.) One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 7.   COMMITMENTS AND CONTINGENCIES (Continued)

          Contract to Purchase Additional Properties (Continued)

          In connection with the transaction, the Trust obtained a right of first negotiation to purchase the property from the Borrower upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction. In addition, as described below, because the owner of the first mortgage on the property has assumed control of the management of the Borrower and the development of the property, the exercisability of the Trust's rights is currently uncertain.

          In connection with the transaction, the Trust (along with Mr. McGrath, its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of October 1, 2001, approximately $6,478,000 of the first mortgage loan had been drawn down. The interest rate on the first mortgage loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could require the Trust to buy out the bank's position on the entire amount of the loan.

          In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, has been extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and intends to seek a new long-term construction facility with another institutional lender to replace the first mortgage loan (and the BankOne affiliate loan described below). There can be no assurance that such financing will be available on satisfactory terms.

          In December, 2000, an affiliate of BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, the BankOne affiliate had provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. That loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, the BankOne affiliate was assigned rental payments from the Burgundy Hills Property and took over day-to-day management of the property.

          The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. As a result, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property.

          The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. According to counsel for Burgundy-Boone, LLC, principal and interest payments on the first mortgage loan are current. However, there can be no assurance that the first mortgage loan will not again go into default, in which event Burgundy-Boone, LLC could begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan.

          Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property, recently filed an action against the Borrower and Mr. McGrath to enforce a mechanic's lien on the property in the amount of approximately $1,300,000. The contractor also named KeyBank and the BankOne affiliate in the action, seeking damages against them on allegations of lender's liability.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 8.   RELATED PARTY TRANSACTIONS

          Trust Management Agreement

          In 1998, the Trust entered into a Trust Management Agreement with the Managing Shareholder under which the Managing Shareholder was obligated to provide management, administrative and investment advisory services to the Trust. The services to be rendered included, among other things, communicating with and reporting to investors, administering accounts, providing to the Trust of office space, equipment, and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder was also responsible for determining which real estate investments and non-real estate investments (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) the Trust would make and for making divestment decisions, subject to the provisions of the Declaration. The Trust Management Agreement had an initial term of one year and was subject to extension on a year-to-year basis on approval of the Board or a majority of the stockholders entitled to vote on such matter or a majority of the Independent Trustees.

          On February 7, 2001, the Independent Trustees of the Trust and the Managing Shareholder agreed to terminate the agreement effective December 31, 2000. At December 31, 2000, the Trust had accrued approximately $303,000, which represented all unpaid fees earned by the Managing Shareholder through December 31, 2000. The $303,000 in unpaid fees as of December 31, 2000 were paid during the nine months ended September 30, 2001.

NOTE 9. EXTINGUISHMENT OF INDEBTEDNESS TO FORMER CHIEF EXECUTIVE OFFICER AND AFFILIATES

          In connection with the sale of Glen Lake property described in Note 5, the Trust extinguished approximately $1,268,000 of payables due to affiliates and $111,500 due to the Trust's former Chief Executive Officer. These liabilities were owed by Florida Capital Income Fund IV, Ltd. (former owner of the Glen Lake Property) (one of the Exchange Partnerships) to certain affiliates, which were owned or controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer. These amounts are reported as an extraordinary item in the accompanying consolidated condensed statement of operations.

          The Trust also wrote off accrued interest payable of approximately $113,000 relating to the extinguished payables due to related parties and approximately $23,000 of accounts payable. These amounts were recorded as reductions to interest expense and other administrative expenses in the accompanying consolidated condensed statement of operations.

          During the three months ended September 30, 2001, the Trust entered into a settlement with parties who provided legal counsel during the Exchange Offering. This settlement resulted in the extinguishment of approximately $105,000 in obligations that were previously included in accounts payable. This amount is recorded as a reduction of professional services in the accompanying consolidated condensed statement of operations.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 10.  NET INCOME (LOSS) PER SHARE

          The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

          Basic net income (loss) per share equals net income (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net income (loss) per share that includes dilutive common share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for the nine and three months ended September 30, 2001 and 2000.

          The components used in calculating basic net income (loss) per share are as follows:

                                                                                          Weighted           Net
                                                                       Net Income         Average       Income (Loss)
                                                                         ( Loss)           Shares         Per Share
                                                                       ----------         --------      -------------
          For the nine months ended September 30:
           2001                                                       $   533,383         949,599         $   0.56
                                                                      ===========         =======         ========
           2000                                                       $(1,255,355)        706,793         $( 1.78 )
                                                                      ===========         =======         ========
          For the three months ended September 30:
           2001                                                       $   313,211         959,830         $   0.33
                                                                      ===========         =======         ========
           2000                                                       $  (370,098)        739,406         $  (0.50)
                                                                      ===========         =======         ========

NOTE 11.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
          ACTIVITIES

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

          Land and Depreciable Property                              $28,723,196
          Mortgage Notes Receivable, Affiliates                        3,292,677
          Receivables and Accrued Interest, Affiliates                 3,262,522
          Other Assets                                                   848,813
                                                                     -----------

          Total Assets                                                36,127,208
                                                                      ----------

          Mortgage Payable                                            19,766,015
          Notes Payable and Accrued Interest                           2,320,586
          Payables and Accrued Interest, Affiliates                    1,435,548
          Accounts Payable                                               644,266
          Security Deposits                                              167,634
                                                                     -----------

          Total Liabilities                                           24,334,049
                                                                      ----------

          Equity                                                     $11,793,159
                                                                      ==========

Item 2.   Management's Discussion and Analysis or Plan of Operation

          The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of Baron Capital Trust (the "Registrant" or the "Trust") and the Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

          Forward-looking Statements

          This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Trust's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this Management's Discussion and Analysis or Plan of Operation section of this Report, as well as those discussed elsewhere in this Report and from time to time in the Trust's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

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

          As of October 1, 2001, the Trust owned 961,006 Operating Partnership Units, representing approximately 23.8% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below in this section. Since the Units owned by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

          Through the Operating Partnership, the Trust has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that formerly served as the Managing Shareholder and as a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

          During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership previously controlled by Mr. McGrath. (In September 2001, Mr. McGrath assigned all of the outstanding partnership interest in the Alexandria Partnership to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust.) The Alexandria Partnership owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of October 1, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 92 units have been rented as of October 1, 2001.

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

          The following description of the Trust's involvement in the Burgundy Hills Property represents an update of information previously disclosed in periodic reports (Form 10-QSB quarterly reports and Form 10-KSB annual reports) of the Trust and the Operating Partnership previously filed with the Securities and Exchange Commission.

          In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust. (In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust.) One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004.

          In connection with the transaction, the Trust obtained a right of first negotiation to purchase the property from the Borrower upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction. In addition, as described below, because the owner of the first mortgage on the property has assumed control of the management of the Borrower and the development of the property, the exercisability of the Trust's rights is currently uncertain.

          In connection with the transaction, the Trust (along with Mr. McGrath, its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of October 1, 2001, approximately $6,478,000 of the first mortgage loan had been drawn down. The interest rate on the first mortgage loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could require the Trust to buy out the bank's position on the entire amount of the loan.

          In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, has been extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and intends to seek a new long-term construction facility with another institutional lender to replace the first mortgage loan (and the BankOne affiliate loan described below). There can be no assurance that such financing will be available on satisfactory terms.

          In December, 2000, an affiliate of BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, the BankOne affiliate had provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. That loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, the BankOne affiliate was assigned rental payments from the Burgundy Hills Property and took over day-to-day management of the property.

          The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. As a result, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property.

          The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. According to counsel for Burgundy-Boone, LLC, principal and interest payments on the first mortgage loan are current. However, there can be no assurance that the first mortgage loan will not again go into default, in which event Burgundy-Boone, LLC could begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan.

          Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property, recently filed an action against the Borrower and Mr. McGrath to enforce a mechanic's lien on the property in the amount of approximately $1,300,000. The contractor also named KeyBank and the BankOne affiliate in the action, seeking damages against them on allegations of lender's liability.

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

          Consolidated Balance Sheet as of September 30, 2001 Compared to December 31, 2000

          During the nine months ended September 30, 2001, total assets decreased approximately $2.5 million to $38.5 million while liabilities decreased approximately $3.0 million to $27.5 million. The decrease in assets was mainly due to the sale of the Glen Lake property as described in Note 5 of the consolidated condensed financial statements. The decrease in liabilities was primarily due to the payoff of the first mortgage on the sale of Glen Lake and debt extinguishment of approximately $1.5 million as described in Note 9 of the consolidated condensed financial statements.

          Shareholders' equity increased to $11.0 million with a net income for the nine months ended September 30, 2001 of approximately $533,000.

          Operations for the Nine and Three Months Ended September 30, 2001 Compared to Nine and Three Months Ended September 30, 2000

          Revenues:

          Revenues increased by approximately $1.6 million for the nine months ended September 30, 2001 to approximately $5.3 million compared to $3.7 million for the nine months ended September 30, 2000. This increase is attributable to a full nine months of operations of the Exchange Properties acquired in the Exchange Offering for the nine months ended September 30, 2001 compared to only six months of operations of such properties for the nine months ended September 30, 2000 as the Exchange Offering was completed in April 1, 2000. Rental revenues decreased approximately $100,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to the sale of the Glen Lakes apartments on April 30, 2001.

          Real Estate Expenses:

          Real estate expenses increased by approximately $1.3 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This increase is attributable to a full nine months of operations of the Exchange Properties acquired in the Exchange Offering for the nine months ended September 30, 2001 compared to only six months of operations of such properties for the nine months ended September 30, 2000 as the Exchange Offering was completed in April 1, 2000. Total real estate expenses for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 increased by $150,000 due to increases in repairs and maintenance for repairs to the Exchange Properties.

          Administrative Expenses:

          Administrative expenses decreased by approximately $470,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due to the fact that effective December 31, 2000 no compensation expense has been charged for the services provided by the former Chief Executive Officer as these services are minimal to the Trust's operations. Also, during 2000, the Trust entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers funded by the Trust were reduced because of the income they received from the outside businesses. Administrative expenses for the three months ended September 30, 2001 remained consistent with those incurred in the three months ended September 30, 2000.

          During the three months ended September 30, 2001 the Trust entered into a settlement with parties who provided legal counsel during the Exchange Offering. This settlement resulted in the extinguishment of approximately $105,000 in obligations that was previously included in accounts payable. This amount is recorded as a reduction of professional services in the accompanying consolidated condensed statement of operations.

          Other Income/( Expenses):

          Other Income/(Expenses) for the nine and three months ended September 30, 2001 of ($348,241) and $544,918, respectively, related to the refinancing of four properties completed in the first and third quarters of 2001 and the loss on the sale of the Glen Lake Property recorded in the second quarter. There were no other income/(expenses) for the nine and three months ended September 30, 2000. During the third quarter there was a recognition of approximately $400,000 of loan discounts on repayments of loans held by certain Exchange Partnerships which was partially offset by prepayment penalties of approximately $293,000 and a credit for the provision of loan losses recognized at December 31, 2000 totaling $465,514.

          Extraordinary Item- Extinguishment of Debt:

          In connection with the sale of the Glen Lake property, the Trust extinguished approximately $1,268,000 of payables due to affiliates and $111,500 due to the Trust's former Chief Executive Officer. These liabilities were owed by Florida Capital Income Fund IV, Ltd. (former owner of the Glen Lake Property) (one of the Exchange Partnerships) to certain affiliates, which were owned or controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer.

          Liquidity and Capital Resources

          Net cash used in operating activities for the nine months ended September 30, 2001 was $1,039,771 compared to $453,391 for the nine months ended September 30, 2000. The increase in cash used by operating activities was primarily due to the extinguishment of debt, a credit for the provision for loan losses, and payoff of accounts payables offset by charges on the loss of the Glen Lake property, the write off of loan costs on refinanced loans, and depreciation.

          Net cash provided by investing activities for the nine months ended September 30, 2001 was $3,057,029 compared to cash used of $302,043 for the nine months ended September 30, 2000. The increase in cash provided for the nine months ended September 30, 2001 was due primarily to proceeds from the sale of the Glen Lake property.

          Net cash used in financing activities for the nine months ended September 30, 2001 was $475,519 compared to cash provided of $915,125 for the nine months ended September 30, 2000. Cash used in financing activities increased mainly due to the payoff of the Glen Lake first mortgage as well as notes payable paid off with the proceeds of the Glen Lake sale.

          During the year ended December 31, 2000, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the nine months ended September 30, 2001, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry, which is measured as, net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $321,000 versus negative Funds From Operations of approximately $498,000 for the nine months ended September 30, 2000.

          During the first three quarters of 2001, the Operating Partnership refinanced four of its properties, which generated $1,875,000 of cash to the Operating Partnership. This cash was used to reduce accounts payable owed by the Operating Partnership, advance funds for a second round of refinancing, and establish an escrow for expected major repairs to its Riverwalk property. Additionally, two underlying assets of certain Exchange Partnerships were refinanced in the third quarter generating $1,165,000 in cash. This cash was used to pay down mortgage notes receivables of the Exchange Partnerships.

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

          o The Trust has identified certain of its properties, which are performing well and have loans which are small relative to the value of the properties, given their excellent performance. Four properties were refinanced in the first three quarters of 2001 generating sufficient cash for the Trust to enter into negotiations with all of the Exchange Offering professionals which were owed payment for services performed in connection with the offering, and still have an amount in reserve. All four of these properties were refinanced at interest rates lower than the prior interest rate on the loans. The Trust received cash proceeds of approximately $1,875,000 as a result of refinancing these four properties.

          o The Trust sold one of its properties that, in the past, had required substantial and frequent cash infusions. The sale closed on April 30, 2001. Additional properties are being evaluated for potential disposition.

          o During 2000, the Trust terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust to work for those businesses. The salaries of those officers funded by the Trust were reduced because of the income they received from the outside businesses.

          As a result of the re-financing of the four properties discussed above and the refinancing of two underlying assets on certain Exchange Partnerships in the first three quarters of 2001, the Trust had approximately $1,563,000 in available cash at September 30, 2001.

          Management believes that the actions presently being taken by the Trust, including the cash realized upon refinancing the three additional properties as described above and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability.

          The completion in April 2000 of the Exchange Offering described above has completed the first effort, in the opinion of management, to provide the critical mass necessary for profitable operations. As described above, the Trust has entered into agreements with certain professional firms involved in the Exchange Offering which were owed for their services to receive extended payment terms and reductions of the amounts due, where possible. Distributions will be made by the Trust as cash flow allows, but will be negatively impacted as the open accounts payable are reduced. Management does not anticipate that the Trust will make distributions to its shareholders for the next several quarters.

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

          The target metropolitan markets and sub-markets have benefited in recent periods from demographic trends (including population and job growth) which increase the demand for residential apartment units, while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels significantly below construction activity in prior years. Consequently, rental rates for residential apartment units have increased at or above the inflation rate for the last two years. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for residential apartment properties have generally increased at approximately the rate of inflation for the past three years. Changes in interest rates are not expected to materially impact operations, because the majority of the real estate mortgages have fixed interest rates, as do all of the inter-company loans.

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

          Two recent developments could have a material impact on the performance of the Trust. First is the general downturn in the U.S. economy due in large part to the collapse of the technological sector. This has translated into a significantly softer summer apartment rental market, particularly in Florida. Occupancies and collections have been negatively impacted for the last five months, and management does not anticipate any improvement in the near term. The second development arises out of the horrible events of September 11, 2001. While management believes it is still too early to understand how deeply this event will impact the confidence of Americans and their way of life, it is likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates.

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

Item 2.   Changes in Securities and Use of Proceeds


          Not Applicable.

Item 3.   Defaults upon Senior Securities

          There were no defaults upon senior securities of the Trust in the third quarter of 2001.

          In connection with a transaction described above at "Part I - Item 2. Management's Discussion and Analysis or Plan of Operations - Results of Operations," the Trust (along with its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of a residential apartment property (the "Burgundy Hills Property") under development in Boone County, Kentucky. As of October 1, 2001, approximately $6,478,000 of the construction loan had been drawn down. The Borrower was previously controlled by Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust. (In September 2001, Mr. McGrath assigned all of the outstanding partnership interest in the Borrower to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust.) The interest rate on the construction loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

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

          According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, has been extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and intends to seek a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the BankOne affiliate loan described below). There can be no assurance that such financing will be available on satisfactory terms.

          In December 2000, an affiliate of BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, the BankOne affiliate had provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. That loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, the BankOne affiliate was assigned rental payments from the Burgundy Hills Property and took over day-to-day management of the property.

          The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. As a result, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property.

          The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. According to counsel for Burgundy-Boone, LLC, principal and interest payments on the first mortgage loan are current. However, there can be no assurance that the first mortgage loan will not again go into default, in which event Burgundy-Boone, LLC could begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan.

          Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property, recently filed an action against the Borrower and Mr. McGrath to enforce a mechanic's lien on the property in the amount of approximately $1,300,000. The contractor also named KeyBank and the BankOne affiliate in the action, seeking damages against them on allegations of lender's liability.

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


November 14, 2001

                                            BARON CAPITAL TRUST

                                            By:      /s/  Robert L. Astorino
                                                     -----------------------
                                                     Robert L. Astorino
                                                     Chief Executive Officer

                                            By:      /s/  Mark L. Wilson
                                                     -------------------
                                                     Mark L. Wilson
                                                     Chief Financial Officer