Form 10KSB
period 2001-12-31
BARON CAPITAL TRUST
filed 2002-04-01
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (MARK ONE)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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


                           3570 U.S. HIGHWAY 98 NORTH
                            LAKELAND, FLORIDA 33809
           (Address of Principal Executive Offices including Zip Code)

                                 (863) 853-2882
                (Issuer's Telephone Number, including Area Code)


SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:         NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:         NONE

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The Issuer's revenues for its most recent fiscal year were $7,181,005.

As of March 1, 2002, the aggregate market value of voting and non-voting equity Common Shares held by non-affiliates (based on total shares outstanding reduced by the number of shares held by trustees, officers, and other affiliates) of the Registrant was $8,658,960. Since the Registrant's Common Shares are not actively traded and are not traded on an exchange, for the purposes of this Report only, the 865,896 Common Shares held by non-affiliates on such date have been valued at the $10.00 per share offering price of the Registrant's cash public offering that closed in May 2000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes______         No_______


                               BARON CAPITAL TRUST

                            FORM 10-KSB ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                                PAGE
PART I:
Item 1   Description of Business ..................................................4
Item 2   Description of Properties.................................................8
Item 3   Legal Proceedings .......................................................53
Item 4   Submission of Matters to a Vote of Security Holders......................53

PART II:
Item 5   Market for Common Equity and Related Stockholder Matters ................53
Item 6   Management's Discussion and Analysis or Plan of Operation ...............53
Item 7   Financial Statements ....................................................60
Item 8   Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure .....................................61

PART III:
Item 9   Trustees, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act .......................61
Item 10  Executive Compensation...................................................63
Item 11  Security Ownership of Certain Beneficial Owners and Management ..........63
Item 12  Certain Relationships and Related Transactions...........................65
Item 13  Exhibits and Reports on Form 8-K ........................................66

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

     In May 1998, pursuant to a registration statement on Form SB-2, the Trust commenced a public offering of 2,500,000 common shares of beneficial interest ("Trust Common Shares" or "Common Shares") at an offering price of $10.00 per share ("Cash Offering"). The Cash Offering terminated on May 31, 2000. The Trust has contributed to the Operating Partnership the net cash proceeds ($5,467,858) from the sale of 702,076 Common Shares in the Cash Offering in exchange for an equivalent number of units of limited partnership interest in the Operating Partnership ("Operating Partnership Units" or "Units"). As of March 1, 2002, the Trust had issued to the public 963,346 Common Shares.

     The Trust, together with the Operating Partnership, was formed to acquire, own, operate, manage and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. To this end, in 1998 and 1999, the Operating Partnership used a portion of the net proceeds from the Cash Offering to acquire indirect ownership of three residential apartment properties and a minority interest in several other residential apartment properties. In addition, in April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") to acquire equity interests in 23 real estate partnerships, which directly or indirectly owned equity and/or debt interests in 25 residential apartment properties and one condominium apartment property located in the southeast and mid-west United States. (See "Brief Description of Properties - Acquired Properties" and "- Exchange Offering" and ITEM 2 - DESCRIPTION OF PROPERTIES below).

     The Trust is the sole general partner of the Operating Partnership and, as of March 1, 2002, owned 963,346 Operating Partnership Units, representing approximately 24% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below in this section.

     The Trust will make pro rata distributions to its Shareholders of net income, if any, generated from investments in property interests as cash flow allows. The Trust has elected to operate as a real estate investment trust ("REIT") for federal income tax purposes, provided, however, that if its Board of Trustees determines, with the affirmative vote of a majority in interest of Shareholders entitled to vote on such matter approving the Board's determination, that it is no longer in the best interests of the Trust to continue to qualify as a REIT, the Board may revoke or otherwise terminate the Trust's REIT election pursuant to applicable federal tax law.

     The Operating Partnership conducts all of the Trust's real estate operations and holds all direct or indirect property interests acquired. The Operating Partnership owns record title to properties or owns limited partnership interests or other equity interests in limited partnerships and other entities that own direct or indirect interests in properties. The Trust is the sole general partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. The operations of the Trust are carried on through the Operating Partnership (and any other subsidiaries the Trust may have in the future), among other reasons, in order to
(i) enhance the ability of the Trust to qualify and maintain its status as a REIT for federal income tax purposes, and (ii) enable the Trust to indirectly acquire interests in residential apartment properties in exchange transactions, such as the Exchange Offering, that involve the exchange of Operating Partnership Units for limited partnership interests in limited partnerships which directly or indirectly own such property interests, and thereby provide the opportunity for deferral until a later date of any tax liabilities that sellers of partnership interests otherwise would incur if they received cash or Trust Common Shares in connection therewith. The Operating Partnership is responsible for, and pays when due, its share of all administrative and operating expenses of properties in which it acquires an interest.

     Senior management of the Trust has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to
(i) general supervision and review by the Independent Trustees and other members of the Board of

Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of Trustees of the Trust be comprised of Independent Trustees. Two of the three current members of the Board of Trustees are Independent Trustees.

     Effective April 1, 2002, the executive offices of the Trust and the Operating Partnership will be moved to 3570 U.S. Highway 98 North, Lakeland, Florida 33809. The main telephone number at the Lakeland offices is
(863) 853-2882.

Brief Description of Properties

     Through the Operating Partnership, the Trust has invested in indirect equity or debt interests in residential apartment properties (and in one case, a condominium apartment property). As of December 31, 2001, the Trust had an indirect equity interest in 19 residential apartment properties (consisting of an aggregate of 1,177 existing apartment units and 56 apartment units under development) and an indirect debt interest in nine residential apartment properties and one condominium apartment property (consisting of an aggregate of 590 residential apartment units and 152 condominium apartment units under development). Of such properties, the Operating Partnership acquired indirect ownership of three apartment properties, a 40% interest in another property, and small minority equity interests in several other residential apartment properties with the net proceeds of its Cash Offering (individually an "Acquired Property" and collectively, the "Acquired Properties") (see "- Acquired Properties" below), and it acquired the other property interests in connection with the Exchange Offering described below under "- Exchange Offering."

     Acquired Properties

     The Operating Partnership acquired significant ownership interests in four Acquired Properties, consisting of an aggregate of 309 existing apartment units with the net proceeds of the Cash Offering. The Operating Partnership is the sole beneficial owner of three of the Acquired Properties, which were constructed during the 1980's and are comprised of one-story garden style apartment buildings of modular construction.

     The fourth property, in which the Operating Partnership indirectly owns a 40% interest, is still under construction. As of March 31, 2002, 112 units of that property had been completed and 72 of such units have been rented. An additional 56 units are planned. As described further below under ITEM 2 - DESCRIPTION OF PROPERTIES, due to a first mortgage loan default and another default, recurring losses, a partners' deficiency and a recent appraisal that valued the property at an amount less than the total liabilities owed, management of the Trust determined in 2000 to reduce to zero the carrying value of the property on its records.

     The Acquired Properties are located in urban and suburban and secondary markets in Florida and Kentucky. During 2001, the average economic occupancy of the Acquired Properties was approximately 91.3% and the average monthly rent collected per occupied unit was approximately $469.

     The table below indicates the geographic locations of the Acquired Properties in which the Operating Partnership had an ownership interest at December 31, 2001:

                                  No. of
                                 Acquired       Existing
   Sites            States      Properties       Units
   -----            ------      ----------       -----
Florida                3            3             197
Kentucky               1            1             112
                     ---          ---             ---
Total                  4            4             309
                     ===          ===             ===

     Exchange Offering

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties (and in one case, a condominium apartment property). In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners

("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property (the "Exchange Properties") located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners") which were controlled by Gregory K. McGrath, who is a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a principal unitholder of the Operating Partnership.

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

     The number of Operating Partnership Units offered in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying apartment property. For purposes of the Exchange Offering, each Operating Partnership Unit was arbitrarily assigned an initial value of $10.00, which corresponds to the offering price of each Trust Common Share offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding is substantially identical since Unit holders, including recipients of Units in the Exchange Offering, are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares that were offered by the Trust in the Cash Offering) have been registered under the Act. As of March 1, 2002, holders of 136,367 Units have elected to exchange their Units for an equivalent number of Common Shares.

     Following the completion of the Exchange Offering, (i) the Exchange Partnerships continued to own the same property interests they owned prior to the offering, (ii) substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Operating Partnership, (iii) Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; (iv) the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and (v) Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and the Trust controlled management of such partnerships and the property interests they owned.

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


                                                                                                                  Percentage
                                                                                                                       of
                                                        No. of Units        Percentage of      No. of Units       Outstanding
                                                       Accepting the      Outstanding Units    Declining the         Units
Name of Exchange Partnership                         Exchange Offering        Accepting      Exchange Offering     Declining
--------------------------------------------------- --------------------- ------------------ ------------------ ------------
Baron Strategic Investment Fund, Ltd.                      2,250.00             93.75%              30.00            1.25%
Baron Strategic Investment Fund II, Ltd.                   1,600.00            100.00%                 --              --
Baron Strategic Investment Fund IV, Ltd.                   2,000.00            100.00%                 --              --
Baron Strategic Investment Fund V, Ltd.                    2,340.00             97.50%                 --              --
Baron Strategic Investment Fund VI, Ltd.                   2,310.00             96.65%                 --              --
Baron Strategic Investment Fund VIII, Ltd.                 2,400.00            100.00%                 --              --
Baron Strategic Investment Fund IX, Ltd.                   2,364.00             98.50%                 --              --
Baron Strategic Investment Fund X, Ltd.                    2,350.00             97.62%              50.00            2.08%
Baron Strategic Vulture Fund I, Ltd.                       1,800.00            100.00%                 --              --
Brevard Mortgage Program, Ltd.                               575.00            100.00%                 --              --
Central Florida Income Appreciation Fund, Ltd.             2,069.99             98.57%                 --              --
Florida Capital Income Fund, Ltd.                          1,534.00             95.04%                 --              --
Florida Capital Income Fund II, Ltd.                       1,890.00             94.50%                 --              --
Florida Capital Income Fund III, Ltd.                      1,484.00             92.75%             116.00            7.25%
Florida Capital Income Fund IV, Ltd.                       3,520.00             96.70%                 --              --
Florida Income Advantage Fund I, Ltd.                        925.00             98.40%                 --              --
Florida Income Appreciation Fund I, Ltd.                     190.00            100.00%                 --              --
Florida Income Growth Fund V, Ltd.                         2,210.00             96.09%              90.00            3.91%
Florida Opportunity Income Partners, Ltd.                    800.00            100.00%                 --              --
GSU Stadium Student Apartments, Ltd.                       1,862.10            100.00%                 --              --
Lamplight Court of Bellefontaine Apartments, Ltd.            700.00            100.00%                 --              --
Midwest Income Growth Fund VI, Ltd.                          560.00             93.33%                 --              --
Realty Opportunity Income Fund VIII, Ltd.                    904.00             95.76%               5.00             .53%
                                                          ---------            ------              ------            ----

           Total                                          38,638.09             97.40%             291.00            0.73%


     In April 2001, the Operating Partnership caused one of the Exchange Partnerships, Florida Capital Income Fund IV, Ltd., to sell its record title interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. (See Note 5 "Sale of Property" in the accompanying notes to the consolidated condensed financial statements.)

     Certain of the Exchange Partnerships in which the Operating Partnership holds an interest directly or indirectly own equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential apartment units (comprised of studio, one, two, three and four-bedroom units). Certain of the Exchange Partnerships in which the Operating Partnership holds an interest directly or indirectly own subordinated mortgage and other debt interests in 10 Exchange Properties, which consist of an aggregate of 590 existing residential apartment units (studio and one and two bedroom units) and 152 condominium apartment units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. The Exchange Properties are described in further detail under ITEM 2 - DESCRIPTION OF PROPERTIES below.

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

Employees

     The Trust and the Operating Partnership currently employ a total of 39 full-time employees.


ITEM 2. DESCRIPTION OF PROPERTIES

 Description of Properties

         Effective April 1, 2002, the Trust and Operating Partnership will move their executive and administrative offices, financial operations and a portion of property operations to approximately 2,800 square feet of office space located at 3570 U.S. Highway 98 North, Lakeland, Florida 33809. The space was leased in March 2002 from Grove Associates (Indianapolis, Indiana), an unrelated party, for a term of three years at a monthly rent of $2,800 (subject to common area maintenance adjustments). The Lakeland office telephone number is (863) 853-2882. The Trust and Operating Partnership will retain their prior office space located at 7800 Cooper Road, Cincinnati, Ohio 45242 through June 2002, and maintain a staff member at the office through such date. The Cincinnati office telephone number is (513) 984-3408.

     Through the Operating Partnership, the Trust has invested in indirect equity or debt interests in residential apartment properties. As of December 31, 2001, the Trust had an indirect equity interest in 19 residential apartment properties (consisting of an aggregate of 1,177 existing apartment units and 56 apartment units under development) and an indirect debt interest in nine residential apartment properties and one condominium apartment property (consisting of an aggregate of 590 existing residential apartment units and 152 condominium apartment units under development). Of such properties, the Operating Partnership acquired indirect ownership of three residential apartment properties, a 40% equity interest in another residential apartment property, and small minority equity interests in other properties described below under "- The Acquired Properties") with the net proceeds of the Trust's Cash Offering, and it acquired the other property interests in connection with its Exchange Offering described below under "- Exchange Offering."

The Acquired Properties

     Set forth below is a description of the Operating Partnership's acquisition between June 1998 and June 1999 of beneficial ownership of 67-unit, 80-unit and 50-unit residential apartment properties located in Orlando, Lakeland and New Smyrna Beach, Florida, respectively; a 40% limited partnership interest in a 168-unit residential apartment property under development in Alexandria, Kentucky, of which 112 are completed and 72 are rented; and a minority limited partnership interest in 13 real estate partnerships (less than 4% in each case) which own direct or indirect equity or debt interests in residential apartment properties, including 10 of the Exchange Partnerships that participated in the Exchange Offering and are now controlled and managed by the Operating Partnership. The 13 limited partnerships were formerly affiliated with Gregory
K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a principal unitholder of the Operating Partnership. In September 2001, the remaining limited partnership interests and the entire general partnership interest in the three limited partnerships that are not Exchange Partnerships were assigned to Sigma Renaissance Corporation, which is controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust.

     By acquiring general and limited partnership interests in entities that own record title rather than direct record title when acquiring property interests, the Operating Partnership avoids certain costs, such as first mortgage assumption fees and recordation of title costs. The Operating Partnership's investments in the Acquired Properties were made using net proceeds of the Trust's Cash Offering. Also described below is a purchase agreement entered into by the Trust under which the Trust, subject to certain conditions, received an option to acquire two residential apartment properties (totaling 652 units) under development in Burlington and Louisville, Kentucky upon completion of construction. One of the properties has been sold by its owner, with the consent of the Trust.

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

     The Heatherwood Property, completed in 1981, consists of 17 studio/one bathroom units, 45 one bedroom/one bathroom units, and five two bedroom/one bathroom units. The property is situated on approximately 2.26 acres and has approximately 35,136 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of December 31, 2001 for each type of unit was approximately $427, $542 and $678, respectively, or $1.49, $.94 and $.79 per square foot, respectively. The average monthly occupancy rates for 1997, 1998, 1999, 2000 and 2001 were approximately 97%, 94%, 96%, 98%, and 94%, respectively. The average annual rental rate per unit for each of the last five years has been $5,820 (1997), $6,060 (1998), $5,555
(1999), $6,377 (2000), and $6,250 (2001).

     The Operating Partnership acquired the entire limited partnership interest in the Heatherwood Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of $830,000. The purchase price was based on an independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Heatherwood Property is subject to first mortgage financing with a principal balance as of December 31, 2001 of approximately $1,887,000. The mortgage is held by GMAC Commercial Mortgage Corp. The first mortgage loan matures in February 2011. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,083,553. The monthly debt service payments are $13,298, or an annual amount of $159,576. The loan bears a fixed interest rate of 7.51% and amortizes on a 30-year basis. The loan is prepayable after the third year of the note's term or the second year following securitization, subject to defeasance provisions.

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

     The Heatherwood Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Heatherwood Property, with the exception of any home businesses being conducted from units. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2001 is $1,458,344. Depreciation is taken on a straight-line basis over 30 years. The Heatherwood Property is taxed at 200 mills per $10,000 valuation, and the 2001 taxes due March 31, 2002 were $27,601. Estimated taxes on proposed improvements are not material.

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

     The Crystal Court Property, completed in 1986, consists of 20 studio/one bathroom units, 54 one bedroom/one bathroom units, and six two bedroom/one bathroom units. The property is situated on approximately 6.8 acres and has approximately 42,048 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of December 31, 2001 for each type of unit is approximately $362, $399 and $543, respectively, or $1.26, $.70 and $.63 per square foot, respectively. The average monthly occupancy rates for 1997, 1998, 1999, 2000 and 2001 were approximately 95%, 91%, 95%, 95%, and 95%, respectively. The average annual rental rate per unit for the Crystal Court Property for each of the last five years has been $4,632 (1997), $4,812 (1998), $4,433 (1999), $4,686 (2000), and $4,750 (2001).

     The Operating Partnership acquired the entire limited partnership interest in the Crystal Court Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of approximately $704,000. The purchase price was based on an independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Crystal Court Property is subject to first mortgage financing with a principal balance as of December 31, 2001 of approximately $1,430,662. The mortgage is held by GMAC Commercial Mortgage Corp. The first mortgage loan matures in October 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,366,490. The monthly debt service payments are $10,446, or an annual amount of $125,355. The loan bears a fixed interest rate of 7.5% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

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

     The Crystal Court Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Crystal Court Property, with the exception of any home businesses being conducted from units. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2001 is $1,496,450. Depreciation is taken on a straight-line basis over 30 years. The Crystal Court Property is taxed at 21.4 mills per $1,000 valuation, and the 2001 taxes due March 31, 2002 were $25,633. Estimated taxes on proposed improvements are not material.

     Riverwalk Apartments

     In September 1998, the Operating Partnership acquired the entire limited partnership interest in Riverwalk Enterprises, Ltd., a Florida limited partnership ("Riverwalk"), which owns fee simple title to a 50-unit residential apartment property located at 47 Jacaranda Cay Court, New Smyrna Beach, Florida 32169 (the "Riverwalk Property"). Simultaneously, an affiliate of the Operating Partnership, Riverwalk, LC, a Florida limited liability company, acquired the general partnership interest in Riverwalk. The Trust is the manager of Riverwalk, LC. The Operating Partnership owns 99% of the membership interests in Riverwalk, LC. The remaining 1% membership interest is held by the Trust.

     The Riverwalk Property, completed in 1986, consists of 50 two bedroom units. Forty-five units have two bathrooms and five have one bathroom. The property is located directly on the intracoastal waterway and was originally built for condominium sale. The Operating Partnership will operate the property as a rental community for the indefinite future. Occupancy data for the year 1997 for the Riverwalk Property is unavailable. The occupancy rates in 1998, 1999, 2000 and 2001 were 98%, 96%, 99% and 92%, respectively. As of December 31, 2001, the property was 88% occupied. The average monthly rental rate as of December 31, 2001 was approximately $566 for a one bath unit and $612 for a two bath unit. The property has 51,024 square feet of rentable space, or approximately 1,020 square feet on average per unit. The current rent per square foot is approximately $.59. The average annual rental rates for 1999, 2000 and 2001 were approximately $7,123, $7,272 and $7,241 per unit, respectively.

     The Operating Partnership acquired the Riverwalk limited partnership interests from 12 unaffiliated individuals, and Riverwalk, LC acquired the Riverwalk general partnership interest from Riverwalk Enterprises, Inc. for a total purchase price of approximately $655,000. None of the principals of Riverwalk Enterprises is affiliated with the Trust or the Operating Partnership. The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. The sale was subject to a first mortgage of approximately $1,330,000, held by TMG Life Insurance Company. The principal balance of the mortgage as of December 31, 2001 was approximately $1,522,164. The mortgage matures in November 2004 and has a current interest rate of 8.77%. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,411,716. The monthly debt service payments are $14,072, or an annual amount of $168,860. Prepayment is permitted at any time, subject however to a yield maintenance termination fee calculated in accordance with the terms of the loan.

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

     The Riverwalk Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Riverwalk Property, with the exception of any home businesses being conducted from units. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2001 is $1,459,408. Depreciation is taken on a straight-line basis over 30 years. The Riverwalk Property is taxed at 24.95 mills per $1,000 valuation and the 2001 taxes due March 31, 2002 were $35,709. Estimated taxes on proposed improvements are not material.

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

     Alexandria Property

     During 1998 and 1999, the Operating Partnership acquired a 40% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under development in Alexandria, Kentucky. The aggregate purchase price was $1,285,000, and the Operating Partnership received an option to acquire the remaining limited partnership interests at the same price per percentage interest (for an additional option exercise price of approximately $1,950,000). The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. During 2000, the Operating Partnership purchased no additional units and the option expired in October 2000.

     An affiliate of Mr. McGrath sold the 40% limited partnership interest in the Alexandria Partnership to the Operating Partnership, and a separate affiliate of Mr. McGrath formerly served as the managing general partner of the Alexandria Partnership. In September 2001, Mr. McGrath's affiliate assigned the remaining 60% limited partnership interest in the Alexandria Partnership to Sigma Renaissance Corporation (which is controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust), and Sigma Renaissance Corporation became the managing general partner of the Alexandria Partnership. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Partnership is entitled to an annual 12% preferential return which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

     As of December 31, 2001, 112 of the 168 planned residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 72 units have been rented as of November 30, 2001 at an average annual rental rate of $697. The average monthly occupancy rates for 1998, 1999, 2000 and 2001 were 14%, 26%, 61%, and 55%, respectively, based on all 168 units scheduled to be developed.

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

     The Alexandria Property is subject to first mortgage construction financing with a principal balance as of December 31, 2001 of approximately $8,525,000. The first mortgage is held by Fifth Third Bank. The construction loan has a current interest rate of 9.0%. The monthly debt service payments are approximately $65,000, or an annual amount of $780,000. Prepayment is permitted at any time, subject however to a yield maintenance termination fee calculated in accordance with the terms of the loan. Upon completion of construction, the construction loan is expected to be refinanced by long-term first mortgage financing.

         The Alexandria Partnership defaulted on the first mortgage construction loan when it matured in December 2000, and the lender has exercised its right to accelerate payment of the loan. In December 2001, a Kentucky court appointed a receiver to manage the property. The construction contractor is owed approximately $890,000 for construction costs, penalties and interest. Sigma Renaissance Corporation, acting as the managing general partner of the Alexandria Partnership, recently caused the partnership to file for bankruptcy protection, and is currently negotiating with Fifth Third Bank and the construction contractor to address the defaults.

     In 2000, the Operating Partnership reduced to zero on its records the value of its investment in the Alexandria Partnership due to the defaults on indebtedness, recurring losses incurred by the Alexandria Property, a partners' deficiency, and an updated appraisal that valued the property at an amount less than the total liabilities owed.

     The Alexandria Property is a new development, and there is no renovation program in place. The property has technological advantages over its competition in the area and is looking to maximize these advantages in the future. Alexandria is not in an over-developed location. The Alexandria Property is adequately covered by insurance. The Alexandria Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Alexandria Property, with the exception of any home businesses being conducted from units. The property leases units for periods of no longer than one year. The property is still in construction and as such there are no assets to depreciate on the partnership books.

     Acquisition of Limited Partnership Interests

     In July 1998, the Operating Partnership also was admitted as a minority limited partner in 13 real estate limited partnerships, including 10 of the Exchange Partnerships that participated in the Exchange Offering and are now controlled and managed by the Operating Partnership. The 13 limited partnerships were formerly affiliated with Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a principal unitholder of the Operating Partnership. In September 2001, the remaining limited partnership interests and the entire general partnership interest in the three limited partnerships that are not Exchange Partnerships were assigned to Sigma Renaissance Corporation, which is controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust.

     The Operating Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Operating Partnership was approximately $341,000. The percentage interest acquired by the Operating Partnership (less than 4% in each case) was calculated at fair market value. In each instance, the Operating Partnership agreed that its right to receive distributions from cash flow or from a capital event would be subordinate to the right of the existing limited partners to receive any preferred return described in the partnership agreement of the respective partnership. In addition, the Operating Partnership agreed with the Exchange Partnerships that the acquisition would not affect the valuation of the limited partnership interests for purposes of the Exchange Offering. These various partnerships have been accounted for on the cost method since their respective ownership interests represent less than 20% of the equity ownership therein. In addition, the partnerships will periodically assess the realizable value of these investments in order to ascertain whether there has been any impairment in their recorded value.

     Contract to Acquire Two Additional Properties

     The following description of the Trust's involvement in the Burgundy Hills Property represents an update of information previously disclosed in periodic reports (Form 10-QSB quarterly reports and Form 10-KSB annual reports) of the Trust and the Operating Partnership previously filed with the Securities and Exchange Commission.

     In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a principal holder of Operating Partnership Units. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Due to events described below, the anticipated date of completion of construction of the Burgundy Hills Property is uncertain.

     In connection with the transaction, the Trust obtained a right of first negotiation to purchase the Burgundy Hills Property from its owner, Burlington Residential, Ltd., upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and if construction were completed and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction. In addition, as described below, because the owner of the first mortgage on the property has assumed control of the management of the Borrower and the development of the property, the exercisability of the Trust's purchase rights is currently uncertain.

     In connection with the transaction, the Trust (along with Mr. McGrath) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of December 31, 2001, approximately $6,478,000 of the first mortgage loan had been drawn down. The interest rate on the first mortgage loan is KeyBank's prime rate (currently 4.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could require the Trust to buy out the bank's position on the entire amount of the construction loan.

     In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and intends to seek a new long-term construction facility with another institutional lender to replace the first mortgage loan (and the other subordinated financing described below). There can be no assurance that such financing will be available on satisfactory terms.

     In December 2000, an affiliate of BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, the BankOne affiliate had provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. That loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, the BankOne affiliate has been assigned rental payments from the Burgundy Hills Property and taken over day-to-day management of the property. It is intended that this loan would be paid off with the proposed new first mortgage financing referenced above.

     The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. As a result, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property.

     The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. According to counsel for Burgundy-Boone, LLC, as of November 2001, principal and interest payments on the first mortgage loan are current. However, there can be no assurance that the first mortgage loan will not again go into default, in which event Burgundy-Boone, LLC might attempt to begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan.

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

The Exchange Properties

     In the Exchange Offering, the Operating Partnership issued its registered units of limited partnership interest ("Units") in exchange for substantially all limited partnership interests owned by individual limited partners (collectively, the "Exchange Limited Partners" and individually an "Exchange Limited Partner") in 23 limited partnerships (collectively referred to herein as the "Exchange Partnerships" and individually as an "Exchange Partnership") which directly or indirectly owned equity and/or subordinated mortgage or other debt interests in 25 residential apartment properties and one condominium apartment property (collectively referred herein as the "Exchange Properties" and individually an "Exchange Property"). In April 2001, the Operating Partnership sold its equity interest in one of the properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. (See Note 5 "Sale of Property" in the accompanying notes to the consolidated condensed financial statements.)

     The actual limited partnership interest percentage currently owned by the Operating Partnership in each of the 22 Exchange Partnerships in which it currently owns an interest is set forth in the table above under ITEM 1. DESCRIPTION OF PROPERTIES - Brief Description of Properties - Exchange Offering.

     Certain of the Exchange Partnerships in which the Operating Partnership holds an interest directly or indirectly own equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential apartment units (comprised of studio, one, two, three and four-bedroom units). Certain of the Exchange Partnerships in which the Operating Partnership holds an interest directly or indirectly own subordinated mortgage and other debt interests in 10 Exchange Properties, which consist of an aggregate of 590 existing residential apartment units (studio and one and two bedroom units) and 152 condominium apartment units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

     The sole asset of each of 12 Exchange Partnerships in which the Operating Partnership holds an interest (individually, an "Exchange Equity Partnership" and collectively, the "Exchange Equity Partnerships") is record title to a residential apartment property or the entire limited partnership or other equity interest in a limited partnership or other entity which owns record title to a property. The sole asset of each of six Exchange Partnerships (individually, an "Exchange Mortgage Partnership" and collectively, the "Exchange Mortgage Partnerships") are the entire or an undivided subordinated mortgage interest (and in one case, unsecured debt interests) in one or more residential apartment properties (and in one case, a condominium apartment property). Each of the remaining four Exchange Partnerships (individually, an "Exchange Hybrid Partnership" and collectively, the "Exchange Hybrid Partnerships") own a combination of (i) all or a portion of the direct or indirect equity interest in one or more properties and (ii) an undivided subordinated mortgage interest in one or more properties (and in one case, unsecured debt interests).

     Certain information relating to the 22 Exchange Properties and mortgage indebtedness secured thereby is summarized in the tables set forth below.

                              Property Information
                            Equity Property Interests

The table set forth below summarizes certain information relating to each of the 15 properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed,
(iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of December 31, 2001, and (v) physical occupancy of each property as of December 31, 2001.


                          Name of
                        Residential
                         Apartment                                                                     Approx.
                     Property (and type                    Year                           Approx.   Rentable Area
Partnership             of interest)     Location        Completed      No. of Units       Acres      (Sq. Ft.)*
-----------             ------------     --------        ---------      ------------       -----      ---------

Exchange Equity
Partnerships:
-------------

Baron Strategic        Steeplechase      Anderson,          1977       Total          72    3.20        47,280
Investment Fund II,    Apartments (1)    Indiana                        1 BR          12
Ltd.                                                                    2 BR          60

Central Florida        Laurel Oaks       Deland,            1986       Total          56    6.21        45,216
Income Appreciation    Apartments (1)    Florida                        1 BR          11
Fund, Ltd.                                                              2 BR          45

Florida Capital        Eagle Lake        Port Orange,       1987       Total          77    4.68        45,504
Income Fund, Ltd.      Apartments (1)    Florida                        1 BR          73
                                                                        2 BR           4

Florida Capital        Forest Glen       Daytona            1985       Total          52    6.85        62,692
Income Fund II, Ltd.   Apartments        Beach,                         2 BR          28
                      (Phase I) (2)      Florida                        3 BR          24

Florida Capital        Bridge Point      Jacksonville,      1986       Total          48    3.39        27,360
Income Fund III, Ltd.  Apartments        Florida                       Studio          6
                      (Phase II) (1)                                  1 BR          37
                                                                        2 BR           5

Florida Income         Forest Glen       Daytona            1985       Total          26    6.85        29,931
Advantage Fund I,      Apartments        Beach,                         2 BR          19
Ltd.                  (Phase III) (2)    Florida                        3 BR           7

Florida Income         Forest Glen       Daytona            1985       Total           8    6.85         9,166
Appreciation Fund I,   Apartments        Beach,                         2 BR           6
Ltd.                  (Phase IV) (2)     Florida                        3 BR           2

Florida Income         Blossom Corners   Orlando,           1980       Total          70    3.67        39,300
Growth Fund V, Ltd.    Apartments        Florida                       Studio         15
                      (Phase I) (1)                                   1 BR          49
                                                                        2 BR           6


                                                   12/31/2001             Physical
                                                 Average Rental           Occupancy
                           Avg. Unit Size          Rates/Month              as of
Partnership                   (Sq. Ft.)      (Per Unit) (Per Sq. Ft.)     12/31/2001
-----------                   ---------      ------------------------     ----------

Exchange Equity
Partnerships:
-------------

Baron Strategic            Avg.        657       $408        $.56            88.9%
Investment Fund II,        1 BR        550
Ltd.                       2 BR        678

Central Florida            Avg.        807       $548        $.65            94.6%
Income Appreciation        1 BR        576
Fund, Ltd.                 2 BR        864

Florida Capital            Avg.        591       $487        $.81            97.4%
Income Fund, Ltd.          1 BR        576
                           2 BR        864

Florida Capital            Avg.      1,205       $690        $.54            94.2%
Income Fund II, Ltd.       2 BR      1,075
                           3 BR      1,358

Florida Capital            Avg.        570       $480        $.81            95.8%
Income Fund III, Ltd.     Studio       288
                           1 BR        576
                           2 BR        864

Florida Income             Avg.      1,151       $675        $.50            84.6%
Advantage Fund I,          2 BR      1,075
Ltd.                       3 BR      1,358

Florida Income             Avg.      1,146       $679        $.60            100.0%
Appreciation Fund I,       2 BR      1,075
Ltd.                       3 BR      1,358

Florida Income             Avg.        561       $508        $.82            90.0%
Growth Fund V, Ltd.       Studio       300
                           1 BR        600
                           2 BR        900


                          Name of
                        Residential
                         Apartment                                                                      Approx.
                     Property (and type                    Year                           Approx.    Rentable Area
Partnership             of interest)     Location        Completed       No. of Units      Acres       (Sq. Ft.)*
-----------             ------------     --------        ---------       ------------      -----       ---------

Exchange Equity
Partnerships:
-------------

Florida Opportunity    Camellia Court    Daytona            1982       Total          60    5.15        34,848
Income Partners, Ltd.  Apartments (1)    Beach,                         1 BR          59
                                         Florida                        2 BR           1

GSU Stadium Student    Stadium Club      Statesboro,        1987       Total          60    3.50        50,736
Apartments, Ltd.       Apartments (1)    Georgia                       Studio          2
                                                                        3 BR           3
                                                                        4 BR          55

Midwest Income         Brookwood Way     Mansfield,         1974       Total          66    3.92        38,016
Growth Fund VI, Ltd.   Apartments (1)    Ohio                          Studio          3
                                                                        1 BR          60
                                                                        2 BR           3

Realty Opportunity     Forest Glen       Daytona            1985       Total          30    6.85        34,231
Income Fund VIII,      Apartments        Beach,                         2 BR          23
Ltd.                   (Phase II) (2)    Florida                        3 BR           7

Exchange Hybrid
Partnerships:
Baron Strategic        Pineview          Orlando,           1988       Total          91    4.38        46,656
Investment Fund VI,    Apartments (3)    Florida                       Studio         26
Ltd.                                                                    1 BR          59
                                                                        2 BR           6

Baron Strategic        Crystal Court     Lakeland,          1982       Total          72     4.5        43,776
Investment Fund IX,    Phase I (4)       Florida                        1 BR          64
Ltd.                                                                    2 BR           8

Baron Strategic        Crystal Court     Lakeland,          1982       Total          72     4.5        43,776
Investment Fund X,     Phase I (5)       Florida                        1 BR          64
Ltd.                                                                    2 BR           8

                       Pineview          Orlando,           1988       Total          91    4.38        46,656
                       Apartments (6)    Florida                       Studio         26
                                                                        1 BR          59
                                                                        2 BR           6

Lamplight Court of     Lamplight         Bellefontaine,     1973       Total          80    6.00        46,944
Bellefontaine          Apartments (7)    Ohio                          Studio         12
Apartments, Ltd.                                                        1BR           53
                                                                        2 BR          15
                                                                                --------  -------    ----------
                       TOTAL
                       PROPERTIES**:                                                868    55.45       601,656
----------------------                                                          ========  =======    ==========


                                                   12/31/2001              Physical
                                                 Average Rental           Occupancy
                            Avg. Unit Size         Rates/Month               as of
Partnership                   (Sq. Ft.)      (Per Unit) (Per Sq. Ft.)     12/31/2001
-----------                   ---------      ------------------------     ----------

Exchange Equity
Partnerships:
-------------

Florida Opportunity        Avg.        581       $457        $.78            98.3%
Income Partners, Ltd.      1 BR        576
                           2 BR        864

GSU Stadium Student        Avg.        860       $200        $.52            57.4%
Apartments, Ltd.          Studio       288
                           3 BR        880
                           4 BR        880

Midwest Income             Avg.        576       $372        $.64            98.5%
Growth Fund VI, Ltd.      Studio       288
                           1 BR        576
                           2 BR        864

Realty Opportunity         Avg.      1,141       $679        $.55            93.3%
Income Fund VIII,          2 BR      1,075
Ltd.                       3 BR      1,358

Exchange Hybrid
Partnerships:
Baron Strategic            Avg.        513       $516        $.91            90.1%
Investment Fund VI,       Studio       288
Ltd.                       1 BR        576
                           2 BR        864

Baron Strategic            Avg.        608       $416        $.68            98.6%
Investment Fund IX,        1 BR        576
Ltd.                       2 BR        864

Baron Strategic            Avg.        608       $416        $.68            98.6%
Investment Fund X,         1 BR        576
Ltd.                       2 BR        864

                           Avg.        513       $516        $.91            90.1%
                          Studio       288
                           1 BR        576
                           2 BR        864

Lamplight Court of         Avg.        587       $390        $.63            95.0%
Bellefontaine             Studio       288
Apartments, Ltd.           1 BR        576
                           2 BR        864
                                   -------     ------     -------        --------

                                       673       $469        $.69            91.3%
----------------------             =======     ======     =======        ========

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

                              Property Information
                             Debt Property Interests

The table set forth below summarizes certain information relating to each of the 10 properties in which Exchange Mortgage Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering own a mortgage interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed, (iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of December 31, 2001, and (v) physical occupancy of each property as of December 31, 2001.


                   Name of Residential                                                               Approx.
                    Apartment Property                                                              Rentable
                        (and type                             Year                         Approx.    Area
Partnership            of interest)       Location         Completed     No. of Units      Acres    (Sq. Ft.)*
-----------            ------------       --------         ---------     ------------      -----    ---------

Exchange Mortgage
Partnerships:
------------

Baron Strategic       Blossom Corners     Orlando,           1981       Total        68    3.51       38,100
Investment Fund,      Apartments          Florida                       Studio       16
Ltd.                  (Phase II) (1)                                     1 BR        45
                                                                         2 BR         7

                      Villas at Lake      Cincinnati,      Est. 4th     Total       164    20.2      217,300
                      Sycamore            Ohio              quarter      2 BR
                      (condominiums) (1)                     2003        3 BR

Baron Strategic       Country Square      Tampa, Florida     1981       Total        73    4.56       40,032
Investment Fund IV,   Apartments                                        Studio       14
Ltd.                  (Phase I) (1)                                      1 BR        52
                                                                         2 BR         7

Baron Strategic       Candlewood          Tampa, Florida     1984       Total        33    2.75       17,568
Investment Fund V,    Apartments                                        Studio        6
Ltd.                  (Phase II) (1)                                     1 BR        26
                                                                         2 BR         1

                      Curiosity Creek     Tampa, Florida     1982       Total        81    4.51       43,776
                      Apartments (1)                                   Studio        16
                                                                         1 BR        59
                                                                         2 BR         6

Baron Strategic       Heatherwood         Kissimmee,         1982       Total        41    2.26       22,176
Investment Fund       Apartments          Florida                       Studio       10
VIII, Ltd.            (Phase II) (2)                                   1 BR/1B       26
                                                                       2 BR/1B        4
                                                                       2 BR/2B        1


                                               12/31/2001             Physical
                                             Average Rental           Occupancy
                       Avg. Unit Size          Rates/Month              as of
Partnership              (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)    12/31/2001
-----------              ---------       ------------------------    ----------

Exchange Mortgage
Partnerships:
------------

Baron Strategic        Avg.        557      $520        $.78            85.1%
Investment Fund,      Studio       300
Ltd.                   1 BR        600
                       2 BR        864

                       Avg.      1,325      N/A          N/A             N/A
                       2 BR
                       3 BR

Baron Strategic        Avg.        548      $482        $.84            95.9%
Investment Fund IV,   Studio       288
Ltd.                   1 BR        576
                       2 BR        864

Baron Strategic        Avg.        532      $457        $.52            60.6%
Investment Fund V,    Studio       288
Ltd.                   1 BR        576
                       2 BR        864

                       Avg.        540      $464        $.82            95.1%
                      Studio       288
                       1 BR        576
                       2 BR        864

Baron Strategic        Avg.        541      $528        $.93            92.9%
Investment Fund       Studio       288
VIII, Ltd.            1 BR/1B      576
                      2 BR/1B      864
                      2 BR/2B      864

                         Name of
                       Residential
                        Apartment                                                                     Approx.
                         Property                                                                    Rentable
                        (and type                             Year                         Approx.     Area
Partnership            of interest)       Location         Completed     No. of Units      Acres    (Sq. Ft.)*
-----------            ------------       --------         ---------     ------------      -----    ---------

Baron Strategic       Longwood            Cocoa, Florida     1981       Total        59    4.00       36,288
Investment Fund       Apartments                                         1 BR        51
VIII, Ltd. (cont'd)   (Phase I) (1)                                      2 BR         8

                      Villas at Lake      Cincinnati,      Est. 4th     Total       164    20.2      217,300
                      Sycamore            Ohio              quarter      2 BR
                      (condominiums) (1)                     2003        3 BR

Baron Strategic       Curiosity Creek     Tampa, Florida     1982       Total        81    4.51       43,776
Vulture Fund I, Ltd.  Apartments (1)                                    Studio       16
                                                                         1 BR        59
                                                                         2 BR         6
Brevard Mortgage      Meadowdale          Melbourne,         1984       Total        64    4.81       39,168
Program, Ltd.         Apartments  (1)     Florida                        1 BR        56
                                                                         2 BR         8

Exchange Hybrid
Partnerships
------------

Baron Strategic       Candlewood          Tampa, Florida     1988       Total        33    2.75       17,568
Investment Fund VI,   Apartments                                        Studio        6
Ltd.                  (Phase II) (3)                                     1 BR        26
                                                                         2 BR         1
                      Country Square                         1981       Total        73    4.56       40,032
                      Apartments          Tampa, Florida                Studio       14
                      (Phase I) (3)                                      1 BR        52
                                                                         2 BR         7

                      Garden Terrace      Tampa, Florida     1983       Total        91    6.00       54,720
                      Apartments                                        Studio        8
                      (Phase III) (3)                                    1 BR        67
                                                                         2 BR        16

Baron Strategic       Candlewood          Tampa, Florida     1984       Total        33    2.75       17,568
Investment Fund IX,   Apartments                                        Studio        6
Ltd.                  (Phase II) (3)                                     1 BR        26
                                                                         2 BR         1

                      Garden Terrace      Tampa, Florida     1983       Total        91    6.00       54,720
                      Apartments                                        Studio        8
                      (Phase III) (3)                                    1 BR        67
                                                                         2 BR        16


                                              12/31/2001             Physical
                                            Average Rental           Occupancy
                      Avg. Unit Size          Rates/Month              as of
Partnership             (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)    12/31/2001
-----------             ---------       ------------------------    ----------

Baron Strategic        Avg.        615      $453        $.72            96.7%
Investment Fund        1 BR        576
VIII, Ltd. (cont'd)    2 BR        864

                       Avg.      1,325      N/A          N/A             N/A
                       2 BR
                       3 BR

Baron Strategic        Avg.        540      $464        $.82            95.1%
Vulture Fund I, Ltd.  Studio       288
                       1 BR        576
                       2 BR        864
Brevard Mortgage       Avg.        612      $396        $.65           100.0%
Program, Ltd.          1 BR        576
                       2 BR        864

Exchange Hybrid
Partnerships
------------

Baron Strategic        Avg.        532      $457        $.52            60.6%
Investment Fund VI,   Studio       288
Ltd.                   1 BR        576
                       2 BR        864
                       Avg.        548      $482        $.84            95.9%
                      Studio       288
                       1 BR        576
                       2 BR        864

                       Avg.        601      $407        $.68            86.7%
                      Studio       288
                       1 BR        576
                       2 BR        864

Baron Strategic        Avg.        532      $457        $.52            60.6%
Investment Fund IX,   Studio       288
Ltd.                   1 BR        576
                       2 BR        864

                       Avg.        601      $407        $.68            86.7%
                      Studio       288
                       1 BR        576
                       2 BR        864



                         Name of
                       Residential
                        Apartment                                                                     Approx.
                         Property                                                                    Rentable
                        (and type                             Year                         Approx.     Area
Partnership            of interest)       Location         Completed     No. of Units      Acres    (Sq. Ft.)*
-----------            ------------       --------         ---------     ------------      -----    ---------

Baron Strategic       Villas at Lake      Cincinnati,      Est. 4th     Total       164    20.2      217,300
Investment Fund IX,   Sycamore            Ohio              quarter
Ltd. (cont'd)         (condominiums) (3)                     2003

Baron Strategic       Garden Terrace      Tampa, Florida     1983       Total        91    6.00       54,720
Investment Fund X,    Apartments                                        Studio        8
Ltd.                  (Phase III) (3)                                   1 BR        67
                                                                         2 BR        16

                      Heatherwood         Kissimmee,         1982       Total        41    2.26       22,176
                      Apartments          Florida                       Studio       10
                      (Phase II) (2)                                    1 BR        26
                                                                       2 BR/1B        4
                                                                       2 BR/2B        1

Lamplight Court of    Lamplight           Bellefontaine,     1973       Total        80    6.00       46,944
Bellefontaine         Apartments (4)      Ohio                          Studio       12
Apartments, Ltd.                                                         1 BR        53
                                                                         2 BR        15

                                                                                 ------  -------    --------
                      TOTAL
                      PROPERTIES**(5):                                              590    38.40     338,772
---------------------                                                            ======  =======    ========


                                                 12/31/2001             Physical
                                               Average Rental          Occupancy
                         Avg. Unit Size          Rates/Month             as of
Partnership                 (Sq. Ft.)      (Per Unit) (Per Sq. Ft.)    12/31/2001
-----------                 ---------       ------------------------   ----------

Baron Strategic          Avg.      1,325      N/A          N/A             N/A
Investment Fund IX,
Ltd. (cont'd)

Baron Strategic          Avg.        601      $407        $.68            86.7%
Investment Fund X,      Studio       288
Ltd.                     1 BR        576
                         2 BR        864

                         Avg.        541      $528        $.93            92.9%
                        Studio       288
                         1 BR        576
                        2 BR/1B      864
                        2 BR/2B      864

Lamplight Court of       Avg.        587      $390        $.63            95.0%
Bellefontaine           Studio       288
Apartments, Ltd.         1 BR        576
                         2 BR        864

                                  ------  --------      ------       ---------

                                     569      $449        $.73            91.3%
---------------------             ======  ========      ======       =========

*    Includes only apartment units and excludes common areas.

** Properties in which more than one partnership has an interest are counted only once.

1. The Partnership's sole real estate assets consist of an undivided second mortgage interest in the property or properties described in this table. The second mortgage interests are described below at "Mortgage Information-Mortgage Properties."

2. The Partnership owns an undivided second mortgage interest in the property and unsecured indebtedness associated therewith. The indebtedness is described below at "Mortgage Information-Mortgage Properties."

3. The Partnership owns (i) an undivided second mortgage interest in the property or properties described in this table and (ii) a direct or indirect equity interest in one or more properties. The second mortgage interests are described below at "Mortgage Information-Mortgage Properties" and the equity interest is described above at "Property Information-Equity Property Interests."

4. The Partnership owns (i) an undivided second mortgage interest in the property described in this table and (ii) an undivided limited partnership interest in the limited partnership which owns fee simple title to the property. The second mortgage interest is described below at "Mortgage Information-Mortgage Properties," and the equity interest is described above at "Property Information-Equity Property Interests."

5.   Does not include information for Lake Sycamore, which is under development.

                              Mortgage Information
                            Equity Property Interests

The table below sets forth certain information relating to the first mortgage (and in one case, second mortgage) indebtedness secured by or associated with the 15 properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) name of partnership, (ii) name and location of the properties, (iii) principal balances as of December 31, 2001, (iv) interest rates, (v) annual and monthly debt service, (vi) amortization term, (vii) maturity dates, (viii) balances due on maturity, and (ix) name of lending institution.

                                                   12/31/2001                     Annual
                                                    Principal       Interest       Debt
Partnership        Property        Location          Balance          Rate       Payment
-----------        --------        --------          -------          ----       -------

Exchange
Equity
Partnerships:
------------

Baron Strategic    Steeplechase    Anderson,         $1,466,379     to 10/1/02     $115,872
Investment Fund    Apartments      Indiana                               6.5%;
II, Ltd.                                                              on/after
                                                                       10/1/02
                                                                          7.5%

Central Florida    Laurel Oaks     Deland,           $1,543,086          6.54%     $121,863
Income             Apartments      Florida
Appreciation
Fund, Ltd.

Florida Capital    Eagle Lake      Port Orange,      $1,878,945          7.51%     $168,636
Income Fund, Ltd.  Apartments      Florida

Florida Capital    Forest Glen     Daytona           $1,719,744          7.01%     $125,696
Income Fund II,    Apartments      Beach,
Ltd.               (Phase I)       Florida

Florida Capital    Bridge Point    Jacksonville,       $864,087          9.52%      $77,183
Income Fund III,   Apartments      Florida
Ltd.               (Phase II)

Florida Income     Forest Glen     Daytona             $859,874          7.01%      $71,649
Advantage          III             Beach, FL
Fund I, Ltd.

Florida Income     Forest Glen     Daytona             $264,567          7.01%      $19,337
Appreciation       Apartments      Beach,
Fund I, Ltd.       (Phase IV)      Florida

Florida Income     Blossom         Orlando,            $978,296          9.04%     $106,084
Growth Fund V,     Corners         Florida
Ltd.               Apartments
                   (Phase I)


                                                               Balance
                     Monthly     Amortization     Maturity      Due on
Partnership          Payment         Term           Date       Maturity      Lender
-----------          -------         ----           ----       --------      ------

Exchange
Equity
Partnerships:
------------

Baron Strategic        $9,656       30 years        10/06      $1,349,275    Crown Bank
Investment Fund
II, Ltd.



Central Florida       $10,155       30 years        12/28          $0        Prudential Mortgage
Income                                                                       Capital
Appreciation
Fund, Ltd.

Florida Capital       $14,053       25 years        02/11      $1,515,037    GMAC
Income Fund, Ltd.

Florida Capital       $10,475       30 years         3/05      $1,641,716    Prudential Mortgage
Income Fund II,                                                              Capital
Ltd.

Florida Capital        $6,431       25 years         7/06        $625,327    Huntington Mortgage
Income Fund III,                                                             Co.
Ltd.

Florida Income         $5,971       30 years         3/05        $817,310    Prudential Mortgage
Advantage                                                                    Capital
Fund I, Ltd.

Florida Income         $1,611       30 years         3/05        $251,112    Prudential Mortgage
Appreciation                                                                 Capital
Fund I, Ltd.

Florida Income         $8,840       25 years        11/06        $882,430    Column Financial, Inc.
Growth Fund V,
Ltd.

                                                    12/31/2001                     Annual
                                                     Principal         Interest     Debt
Partnership        Property        Location           Balance            Rate      Payment
-----------        --------        --------           -------            ----      -------

Exchange
Equity
Partnerships:
------------

Florida            Camellia        Daytona           $1,024,882          9.04%     $111,132
Opportunity        Court           Beach,
Income Partners,   Apartments      Florida
Ltd.

GSU Stadium        Stadium Club    Statesboro,       $1,641,887          7.87%     $160,346
Student            Apartments      Georgia
Apartments, Ltd.

Midwest Income     Brookwood Way   Mansfield,        $1,003,084          9.04%     $108,612
Growth Fund VI,    Apartments      Ohio
Ltd.

Realty             Forest Glen     Daytona             $992,145          7.01%      $72,517
Opportunity        Apartments      Beach,
Income Fund        (Phase II)      Florida
VIII, Ltd.

Exchange Hybrid
Partnerships:

Baron Strategic    Pineview        Orlando,          $2,668,392          7.51%     $232,440
Investment Fund    Apartments      Florida
VI, Ltd.

Baron Strategic    Crystal Court   Lakeland,         $1,590,638          7.26%     $130,698
Investment Fund    Apartments      Florida
IX, Ltd.           (Phase I)

Baron Strategic    Crystal Court   Lakeland,         $1,590,638          7.26%     $130,698
Investment Fund    Apartments      Florida
X, Ltd.            (Phase I)

                   Pineview        Orlando,          $2,668,392          7.51%     $232,440
                   Apartments      Florida


                                                             Balance
                  Monthly     Amortization     Maturity       Due on
Partnership       Payment         Term           Date        Maturity     Lender
-----------       -------         ----           ----        --------     ------

Exchange
Equity
Partnerships:
------------

Florida            $9,261        30 years        11/06       $913,346     Column Financial, Inc.
Opportunity
Income Partners,
Ltd.

GSU Stadium        $13,362       30 years        10/05      $1,520,599    GMAC
Student
Apartments, Ltd.

Midwest Income      $9,051       25 years        12/06        $890,263    Mellon Bank
Growth Fund VI,
Ltd.

Realty              $6,043       30 years         3/05        $943,051    Prudential Mortgage
Opportunity                                                               Capital
Income Fund
VIII, Ltd.

Exchange Hybrid
Partnerships:

Baron Strategic    $19,370       30 years        02/11      $2,152,948    GMAC
Investment Fund
VI, Ltd.

Baron Strategic    $10,891       30 years        07/11      $1,248,304    GMAC
Investment Fund
IX, Ltd.

Baron Strategic    $10,891       30 years        07/11      $1,248,304    GMAC
Investment Fund
X, Ltd.

                   $19,370       30 years        02/11      $2,152,948    GMAC

                                                    12/31/2001                 Annual
                                                     Principal     Interest     Debt
Partnership        Property        Location           Balance        Rate      Payment
-----------        --------        --------           -------        ----      -------

Exchange
Equity
Partnerships:
------------

Lamplight Court    Lamplight       Bellefontaine     $1,304,396      9.04%      $135,660
of Bellefontaine   Court           Ohio
Apts., Ltd.

                                                  -------------              -----------
                   TOTAL
                   PROPERTIES:                      $19,800,402              $ 1,757,725

                                                  =============              ===========


                                                             Balance
                  Monthly     Amortization     Maturity       Due on
Partnership       Payment         Term           Date        Maturity         Lender
-----------       -------         ----           ----        --------         ------

Exchange
Equity
Partnerships:
------------

Lamplight Court    $11,305       25 years        11/06       $1,158,349       Column Financial
of Bellefontaine
Apts., Ltd.

                  ---------                                 -----------

                   $146,475                                 $15,909,067

                  =========                                 ===========

                              Mortgage Information
                               Mortgage Properties

     The table below sets forth certain information relating to the second mortgage loans (and in one case, other debt interests) owned by each of the six Exchange Mortgage Partnerships and the four Exchange Hybrid Partnerships substantially all of whose limited partnership interests the Operating Partnership acquired in the Exchange Offering, including (i) the name of the lending Exchange Partnership, (ii) the name, location and number of units of the underlying residential apartment property (and in one case, condominium apartment property) securing the first and second mortgages, (iii) the name of the debtor, (iv) the original principal amount of the second mortgage loan(s) held by the Exchange Partnership and the principal balance as of December 31, 2001 and due at maturity, (v) the undivided interests of other Exchange Partnerships in the second mortgage loans or the principal balance as of December 31, 2001 of other second mortgage loans secured by the property and owned by other Exchange Partnerships, (vi) the second mortgage loan interest rate, maturity date, annual and monthly interest payable and participation features, if any, and (vii) the principal balance of the institutional first mortgage loan secured by the property as of December 31, 2001 and the terms thereof.

     Additional information relating to the underlying residential apartment property (and in one case, condominium apartment property) securing each second mortgage loan described and the first mortgage loan with a senior position ahead of the second mortgage loan is set forth above at "Property Information - Debt Property Interests." The debtors of substantially all of the second mortgage loans and other loans provided or acquired by the Exchange Mortgage Partnerships and the Exchange Hybrid Partnerships are limited partnerships that own fee simple title to the property which secures such mortgage loans. Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust, controls the corporate general partners (and in some cases the limited partnership interests) of the debtor partnerships. Affiliates of Mr. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership, originally controlled the corporate general partners (and in certain cases the limited partnership interests) of each of the debtor partnerships. In September 2001, Mr. McGrath's affiliates assigned their general partnership interests (and limited partnership interests, as the case may be) in the debtor partnerships to Sigma Renaissance Corporation. Each second mortgage note described is non-recourse beyond the property and/or other assets owned by the debtors.

                         EXCHANGE MORTGAGE PARTNERSHIPS

                      Baron Strategic Investment Fund, Ltd.

This Exchange Partnership owns (i) three unrecorded second mortgage loans secured by the Blossom Corners Property-Phase II and (ii) an unrecorded second mortgage loan secured by the Lake Sycamore Property, which is under development. The interest of the Exchange Partnership in the second mortgage loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
1.  Blossom Corners Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Blossom Corners Apartments - Phase II (68
                                       units) Orlando, Florida
--------------------------------------------------------------------------------
Debtor:                                Blossom Corners Apartments II, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loans:                     $977,645
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $78,388 (3,561)
--------------------------------------------------------------------------------
Balance due at maturity:               $78,388
--------------------------------------------------------------------------------
Mortgage interest and                  Fixed interest rate of 6% as to $78,388
amortization provisions:               of principal (plus non-cumulative
                                       participation interest at the rate of 3%
                                       on the unpaid principal balance to the
                                       extent of any available cash flow during
                                       the year and additional non-cumulative
                                       participation interest equal to 30% of
                                       any remaining available cash flow during
                                       the year). The loan requires payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         4/2002
--------------------------------------------------------------------------------
Annual interest payable:               $4,703 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $391
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $978,297; the loan matures 11/2006, has
first mortgage loan secured by         a balance due at maturity of $869,558,
property and other terms:              bears interest at a fixed annual rate of
                                       9.04%, has annual and monthly debt
                                       service requirements of $106,084 and
                                       $8,840, respectively, amortizes on a
                                       25-year basis, and is prepayable subject
                                       to a prepayment penalty equal to 1% of
                                       amount prepaid prior to third
                                       anniversary of loan.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of an unrecorded second
                                       mortgage note with a principal balance
                                       of $622,103, an unsecured promissory
                                       note with a principal balance of
                                       $68,861, an unsecured demand note with a
                                       principal balance of $130,270 and
                                       advances of $29,732. On 12/15/98, the
                                       debtor restated and amended the $622,103
                                       second mortgage note and the $68,861
                                       unsecured promissory note and made a new
                                       promissory note in favor of the Exchange
                                       Partnership in the original principal
                                       amount of $160,002 (to consolidate the
                                       $130,270 demand note and advances of
                                       $29,732). The debtor and the Exchange
                                       Partnership also entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       unsecured notes at the same maturity
                                       date as the second mortgage note, in
                                       exchange for the debtor's agreement to
                                       secure its repayment obligations on the
                                       unsecured notes with a second mortgage
                                       on the property.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
2.  Lake Sycamore Second Mortgage Loan:
--------------------------------------------------------------------------------

Condominium apartment property
securing mortgages (number of Units    Villas at Lake Sycamore (164 townhomes
and location):                         under development), Cincinnati, Ohio (12
                                       of 26 units in Phase I built and sold;
                                       Phase II is 20 acres of undeveloped
                                       land)
--------------------------------------------------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loan:                      $230,000
--------------------------------------------------------------------------------
12/31/2001 principal balance of
Exchange Partnership's 100%
interest in loan (accrued unpaid
interest):                             $230,000  ($96,333)
--------------------------------------------------------------------------------
Balance due at maturity:               $230,000
--------------------------------------------------------------------------------
12/31/2001 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest ):            $320,500  ($108,209)
--------------------------------------------------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only
                                       until maturity.
--------------------------------------------------------------------------------
Maturity date:                         12/2003
--------------------------------------------------------------------------------
Annual interest payable:               $27,600
--------------------------------------------------------------------------------
Monthly interest payable:              $2,300
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $1,041,506; bears interest at an annual
first mortgage loan secured by         adjustable rate equal to lender's prime
property and other terms:              rate plus 1% (currently 8.75%), has
                                       current annual and monthly debt service
                                       requirements of $89,369 and $7,447,
                                       respectively, requires payments of
                                       interest only until maturity and is
                                       prepayable without penalty. Interest has
                                       been paid through 10/2001. The debtor
                                       defaulted on the loan upon its maturity
                                       in 11/2001. The lender has refused to
                                       accept the debtor's 11/2001 interest
                                       payment and has accelerated the loan.
                                       Sigma Renaissance Corporation
                                       (controlled by Jerome S. Rydell, a
                                       member of the Board of Trustees of the
                                       Trust) has been assigned all the general
                                       partnership interests (and in certain
                                       cases, limited partnership interests) in
                                       the debtor by Gregory K. McGrath (a
                                       founder and former Chief Executive
                                       Officer of the Trust and the Operating
                                       Partnership) and his affiliate. Sigma
                                       Renaissance Corporation is in the
                                       process of negotiating with the lender
                                       to bring the loan current.
--------------------------------------------------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund VIII, Ltd. and
                                       Baron Strategic Investment Fund IX,
                                       Ltd., own separate second mortgage notes
                                       secured by the property with the same
                                       terms except that as of 12/31/2001 they
                                       had outstanding principal balances of
                                       $77,000 and $243,500 (with accrued
                                       unpaid interest in the amounts of
                                       $28,049 and $80,160), respectively. The
                                       lending parties have agreed to share the
                                       benefits of the second mortgage on a
                                       pari passu basis.
--------------------------------------------------------------------------------

                    Baron Strategic Investment Fund IV, Ltd.

This Exchange Partnership owns two unrecorded second mortgage loans secured by the Country Square Property-Phase I described below. The Exchange Partnership's interest in the second mortgage loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
Country Square Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Country Square Apartments - Phase I
                                       (73 units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Country Square Apartments, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100% interest
in loans:                              $1,378,237
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $1,378,237  ($512,210)
--------------------------------------------------------------------------------
Balance due at maturity:               $1,378,237
--------------------------------------------------------------------------------
Second mortgage loan interests         In 3/97, the Exchange Partnership
of another Exchange Partnership:       received a of loan with a current
                                       principal balance $259,639 (with accrued
                                       unpaid interest of $154,196) from Baron
                                       Strategic Investment Fund VI, Ltd.
                                       ("Baron Fund VI"). The Exchange
                                       Partnership, in turn, lent the loan
                                       proceeds to the debtor as part of the
                                       Country Square Second Mortgage Loans.
                                       The loan from Baron Fund VI bears
                                       interest at the rate of 15%, payable
                                       monthly, matures in 9/2002 and is
                                       secured by the Exchange Partnership's
                                       interest in two second mortgage notes
                                       and a second mortgage.
--------------------------------------------------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         4/2008
--------------------------------------------------------------------------------
Annual interest payable:               $165,388
--------------------------------------------------------------------------------
Monthly interest payable:              $13,782
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $1,539,080; the loan matures in 3/2008,
first mortgage loan secured by         has a balance due at maturity of
property and other terms:              $1,385,953, bears interest at a fixed
                                       annual rate of 7.41%, has annual and
                                       monthly debt service requirements of
                                       $133,068 and $11,089, respectively,
                                       amortizes on a 30-year basis and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield
                                       maintenance until the sixth month prior
                                       to maturity, when it can be prepaid at
                                       par.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of a second mortgage
                                       note with a principal balance of
                                       $1,192,987 and an unsecured demand note
                                       with a principal balance of $179,250. On
                                       12/15/98, the debtor restated and
                                       amended the notes and the debtor and the
                                       Exchange Partnership entered into a
                                       mortgage modification agreement.
                                       Pursuant to the arrangement, the
                                       Exchange Partnership agreed to set the
                                       maturity date on the demand note at the
                                       same maturity date as the second
                                       mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligation on the demand note
                                       with a second mortgage on the Country
                                       Square Property.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
1.  Candlewood Second Mortgage Loan:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Baron Strategic Investment Fund III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $21,000
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $21,000  ($4,800)
--------------------------------------------------------------------------------
Balance due at maturity:               $21,000
--------------------------------------------------------------------------------
12/31/2001 aggregate principal
balance of other second
mortgage loans secured by
property and owned by other
Exchange Partnerships
(accrued unpaid interest):             $143,500  ($52,430)
--------------------------------------------------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund VI, Ltd.
Exchange Partnerships in Property:     ("Baron Fund VI") and Baron Strategic
                                       Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2001 principal balance, and
                                       balance due at maturity in respect of
                                       Baron Fund VI's and Baron Fund IX's
                                       second mortgage loans are $68,000
                                       (accrued unpaid interest of $24,549) and
                                       $75,500 (accrued unpaid interest of
                                       $27,881), respectively; the annual (and
                                       monthly) payments due them are $8,160
                                       ($680) and $9,060 ($755), respectively.
                                       The other terms relating to Baron Fund
                                       VI's and Baron Fund IX's second mortgage
                                       loans are the same as stated herein in
                                       respect of the Exchange Partnership's
                                       loan.
--------------------------------------------------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         3/2003
--------------------------------------------------------------------------------
Annual interest payable:               $2,520
--------------------------------------------------------------------------------
Monthly interest payable:              $210
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $545,651 ($69,843); the loan matures in
first mortgage loan secured by         2/2003, has a balance due at maturity of
property (12.8% of amount)             $533,678, bears interest at a fixed
and other terms:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $21,000. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which
                                       the debtor agreed to secure its
                                       repayment obligation on the note with a
                                       second mortgage on the Candlewood
                                       Property. At the same time, the debtor
                                       agreed to secure the loans in favor of
                                       Baron Fund VI and Baron Fund IX with
                                       separate second mortgages on the
                                       property. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgages on a pari passu basis.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

2.  Curiosity Creek Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Curiosity Creek Apartments (81 units)
                                       Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Curiosity Creek Apartments, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's
undivided 26.3% interest in
three loans and a 100% interest
in one loan:                           $474,536
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $350,336  ($54,396)
--------------------------------------------------------------------------------
Balance due at maturity:               $350,336
--------------------------------------------------------------------------------
12/31/2001 principal balance of
other Exchange Partnership's
undivided 73.7% in three loans and a
100% interest in one loan (accrued
unpaid interest):                      $1,243,847  ($118,578)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Vulture Fund I, Ltd.
Partnerships in second mortgage        ("Baron Vulture Fund") owns the
loans:                                 remaining undivided 73.7% interest in
                                       three second mortgage loans and a 100%
                                       interest in one second mortgage loan
                                       secured by the Curiosity Creek Property
                                       ("Curiosity Creek Second Mortgage
                                       Loans"). The aggregate original
                                       principal balance in respect of Baron
                                       Vulture Fund's interest in the loans was
                                       $1,229,575; the aggregate 12/31/2001
                                       principal balance and aggregate balance
                                       due at maturity is $904,692 (accrued
                                       unpaid interest of $118,578); the
                                       aggregate annual and monthly payments
                                       due it are $75,636 and $6,303,
                                       respectively. The other terms relating
                                       to Baron Vulture Fund's interest in the
                                       loans are the same as stated herein.
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $212,145 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal
                                       to the extent of available cash flow,
                                       plus additional non-cumulative
                                       participation interest equal to 30% of
                                       any remaining available cash flow), (ii)
                                       adjustable interest rate of prime plus
                                       1% (currently 5.75%) as to $108,858 of
                                       principal, and (iii) fixed interest rate
                                       of 12.5% as to $29,333 of principal. The
                                       loans require payments of interest only
                                       until maturity.
--------------------------------------------------------------------------------
Maturity date:                         4/2007
--------------------------------------------------------------------------------
Annual interest payable:               $27,558 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $2,297
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $1,954,245 ($513,966); the loan matures
first mortgage loan secured by         in 5/2008, has a balance due at maturity
property (26.3% of amount)             of $1,122,800, bears interest at the
and other terms:                       fixed annual rate of 7.26%, has annual
                                       and monthly debt service requirements of
                                       $160,607 and $13,384, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield
                                       maintenance until the sixth month prior
                                       to maturity, when it may be prepaid at
                                       par.
--------------------------------------------------------------------------------

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

3.  Sunrise Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment
property securing mortgages
(number of units and
location):                             Sunrise Apartments - Phase I (60 units)
                                       Titusville, Florida
--------------------------------------------------------------------------------
Debtor:                                Sunrise Apartments I, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $1,036,450
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $1,020,913  ($42,050)
--------------------------------------------------------------------------------
Balance due at maturity:               $1,020,913
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $335,000 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal
                                       to the extent of available cash flow
                                       plus additional non-cumulative
                                       participation interest equal to 20% of
                                       any remaining available cash flow), (ii)
                                       fixed interest rate of 4% as to $621,515
                                       of principal, (iii) fixed interest rate
                                       of 12% as to $62,931 of principal, and
                                       (iv) fixed interest rate of 8.75% as to
                                       $1,467 of principal. The loans require
                                       payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         10/2007
--------------------------------------------------------------------------------
Annual interest payable:               $53,072 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $4,422
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance           $994,218; the loan matures in 1/2005,
of first mortgage loan                 has a balance due at maturity of
secured by property and                $932,217, bears interest at a fixed
other terms:                           annual rate of 7.5%, has annual and
                                       monthly debt service requirements of
                                       $174,020 and $14,502, respectively,
                                       amortizes on a 30-year basis, and is
                                       payable after the fourth anniversary of
                                       the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans secured by the Sunrise Property
                                       (the "Sunrise Second Mortgage Loans")
                                       consisted of a second mortgage note with
                                       a principal balance of $335,000, two
                                       unsecured demand notes with an aggregate
                                       principal balance of $622,982 and
                                       advances in the amount of $73,819. On
                                       12/15/98, the debtor restated and
                                       amended the second mortgage note and the
                                       demand notes and created a new
                                       promissory note in favor of the Exchange
                                       Partnership in the original principal
                                       amount of $16,000 (to cover prior
                                       advances). The debtor and the
                                       Partnership also entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       demand notes and the advances at the
                                       same maturity date as the second
                                       mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the unsecured
                                       notes and advances with a second
                                       mortgage on the Sunrise Property.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
1.  Heatherwood Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment
property securing mortgages
(number of units and
location):                           Heatherwood Apartments - Phase II (41
                                     units) Kissimmee, Florida
--------------------------------------------------------------------------------
Debtor:                              Heatherwood Apartments II, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
58% interest in loans:               $206,260
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):           $111,213  ($0)
--------------------------------------------------------------------------------
Balance due at maturity:             $111,213
--------------------------------------------------------------------------------
12/31/2001 principal balance of
other Exchange Partnership's
undivided 42% in loans (accrued
unpaid interest):                    $181,149  ($24,224)
--------------------------------------------------------------------------------
Interests of other Exchange          Baron Strategic Investment Fund X, Ltd.
Partnership in second mortgage       ("Baron Fund X") owns the remaining
loans:                               undivided 42% interest in the second
                                     mortgage loans secured by the
                                     Heatherwood Property and in the
                                     unsecured loans associated with the
                                     property ("Heatherwood Loans"). The
                                     aggregate original principal balance,
                                     aggregate 12/31/2001 principal balance,
                                     and aggregate balance due at maturity in
                                     respect of Baron Fund X's interest in
                                     the Heatherwood Loans is $181,148
                                     (accrued unpaid interest of $24,224);
                                     the aggregate annual (and monthly)
                                     payments due it are $13,616 ($1,135).
                                     The other terms relating to Baron Fund
                                     X's interest in the Heatherwood Loans
                                     are the same as stated herein.
--------------------------------------------------------------------------------
Mortgage interest and                Fixed interest rate of 6% as to $111,213
amortization provisions:             of principal (plus non-cumulative
                                     participation interest at the rate of 3%
                                     on the unpaid principal to the extent of
                                     available cash flow plus additional
                                     non-cumulative participation interest
                                     equal to 30% of any remaining available
                                     cash flow). The loans require payments
                                     of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                       10/2004
--------------------------------------------------------------------------------
Annual interest payable:             $6,996 (plus any participation interest
                                     payable)
--------------------------------------------------------------------------------
Monthly interest payable:            $583
--------------------------------------------------------------------------------
Prepayment provisions:               Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance         $680,644 ($394,773); the loan matures in
first mortgage loan secured          of 11/2004, has a balance due at
by property (58% of amount)          maturity of $655,856, bears interest at
and other terms:                     a fixed annual rate of 7.75%, has annual
                                     and monthly debt service requirements of
                                     $61,038 and $5,087, respectively,
                                     amortizes on a 30-year basis, and is
                                     prepayable after the fourth anniversary
                                     of the loan, subject to yield
                                     maintenance until the sixth month prior
                                     to maturity, when it can be prepaid at
                                     par.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

2.  Longwood Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment
property securing mortgages
(number of units and
location):                           Longwood Apartments - Phase I (59 units)
                                     Cocoa, Florida
--------------------------------------------------------------------------------
Debtor:                              Longwood Apartments I, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                   $969,268
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest ):          $969,268  ($138,404)
--------------------------------------------------------------------------------
Balance due at maturity:             $969,268
--------------------------------------------------------------------------------
Mortgage interest and                (i) Fixed interest rate of 6% as to
amortization provisions:             $368,558 of principal (plus
                                     non-cumulative participation interest at
                                     the rate of 3% on the unpaid principal
                                     to the extent of available cash flow
                                     plus additional non-cumulative
                                     participation interest equal to 30% of
                                     any remaining available cash flow), (ii)
                                     adjustable interest rate of 1% over
                                     prime rate (currently 5.75%) as to
                                     $526,465 of principal, and (iii) fixed
                                     interest rate of 12% as to $74,245 of
                                     principal. The loans require payments of
                                     interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                       10/2007
--------------------------------------------------------------------------------
Annual interest payable:             $63,807 (plus any participation interest
                                     payable)
--------------------------------------------------------------------------------
Monthly interest payable:            $5,317
--------------------------------------------------------------------------------
Prepayment provisions:               Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance         $994,118; the loan matures in 11/2004,
of first mortgage loan secured       has a balance due at maturity of
by property and other terms:         $1,204,545, bears interest at a fixed
                                     annual rate of 7.75%, has annual and
                                     monthly debt service requirements of
                                     $89,150 and $7,429, respectively,
                                     amortizes on a 30-year basis, and is
                                     prepayable after the fourth anniversary
                                     of the loan, subject to yield
                                     maintenance until the sixth month prior
                                     to maturity, when it can be prepaid at
                                     par.
--------------------------------------------------------------------------------
Other matters:                       Prior to 12/15/98, the Longwood Second
                                     Mortgage Loans consisted of a second
                                     mortgage note with a principal balance
                                     of $368,558, an unsecured demand note
                                     with a principal balance of $526,465,
                                     and advances of $74,245. On 12/15/98,
                                     the debtor restated and amended the
                                     second mortgage note and the demand note
                                     and created a new promissory note in the
                                     original principal amount of $74,245 (to
                                     cover prior advances). The debtor and
                                     the Exchange Partnership also entered
                                     into a mortgage modification agreement.
                                     Pursuant to the arrangement, the
                                     Exchange Partnership agreed to set the
                                     maturity date on the demand note and the
                                     advances at the same maturity date as
                                     the second mortgage note, in exchange
                                     for the debtor's agreement to secure its
                                     repayment obligations on the demand note
                                     and advances with a second mortgage on
                                     the Longwood Property.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
3.  Lake Sycamore Second Mortgage Loan:
--------------------------------------------------------------------------------

Condominium apartment property
securing mortgages (number of
units and location):                 Villas at Lake Sycamore (164 townhomes
                                     under development) Cincinnati, Ohio (12 of
                                     26 units in Phase I built and sold; Phase
                                     II is 20 acres of undeveloped land)
--------------------------------------------------------------------------------
Debtor:                              Sycamore Real Estate Development, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                    $98,000
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):           $77,000  ($28,049)
--------------------------------------------------------------------------------
Balance due at maturity:             $77,000
--------------------------------------------------------------------------------
12/31/2001 aggregate
principal
balance of other second
mortgage loans secured by
property and owned by other
Exchange Partnerships
(accrued unpaid interest):           $473,500  ($176,493)
--------------------------------------------------------------------------------
Mortgage interest and
amortization provisions:             Fixed interest rate of 12%; requires
                                     quarterly payments of interest only until
                                     maturity.
--------------------------------------------------------------------------------
Maturity date:                       12/2003
--------------------------------------------------------------------------------
Annual interest payable:             $9,240
--------------------------------------------------------------------------------
Monthly interest payable:            $770
--------------------------------------------------------------------------------
Prepayment provisions:               Prepayable without penalty
--------------------------------------------------------------------------------
12/31/2001 principal balance         $1,041,506; bears interest at an annual
of first mortgage loan secured       adjustable rate equal to lender's prime
by property and other terms:         rate plus 1% (currently 8.75%), has
                                     current annual and monthly debt service
                                     requirements of $89,369 and $7,447,
                                     respectively, requires payments of
                                     interest only until maturity and is
                                     prepayable without penalty. Interest has
                                     been paid through 10/2001. The debtor
                                     defaulted on the loan upon its maturity
                                     in 11/2001. The lender has refused to
                                     accept the debtor's 11/2001 interest
                                     payment and has accelerated the loan.
                                     Sigma Renaissance Corporation
                                     (controlled by Jerome S. Rydell, a
                                     member of the Board of Trustees of the
                                     Trust) has been assigned all the general
                                     partnership interests (and in certain
                                     cases, limited partnership interests) in
                                     the debtor by Gregory K. McGrath (a
                                     founder and former Chief Executive
                                     Officer of the Trust and the Operating
                                     Partnership) and his affiliate. Sigma
                                     Renaissance Corporation is in the
                                     process of negotiating with the lender
                                     to bring the loan current.
--------------------------------------------------------------------------------
Other matters:                       Two other Exchange Partnerships, Baron
                                     Strategic Investment Fund, Ltd. and Baron
                                     Strategic Investment Fund IX, Ltd., own
                                     separate second mortgage notes secured by
                                     the property with the same terms except
                                     that as of 12/31/2001 they had
                                     outstanding principal balances of
                                     $230,000 and $243,500 (and accrued unpaid
                                     interest of $96,333 and $80,160),
                                     respectively. The lending parties have
                                     agreed to share the benefits of the
                                     second mortgage on a pari passu basis.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Curiosity Creek Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                 Curiosity Creek Apartments  (81 units)
                                     Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                              Curiosity Creek Apartments, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's
undivided 73.7% interest in
three loans and 100% interest
in one loan:                         $1,243,847
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):           $1,243,847  ($118,578)
--------------------------------------------------------------------------------
Balance due at maturity:             $1,243,847
--------------------------------------------------------------------------------
12/31/2001 principal balance of
other Exchange Partnership's
undivided 26.3% in three loans
and 100% interest in one loan
(accrued unpaid interest):           $350,336 ($54,396)
--------------------------------------------------------------------------------
Interests of other Exchange          Baron Strategic Investment Fund V, Ltd.
Partnership in second mortgage       ("Baron Fund V") owns the remaining
loans:                               undivided 26.3% interest in three second
                                     mortgage loans and a 100% interest in one
                                     second mortgage loan secured by the
                                     Curiosity Creek Property ("Curiosity
                                     Creek Second Mortgage Loans"). The
                                     aggregate original principal balance in
                                     respect of Baron Fund V's interest in the
                                     Curiosity Creek Second Mortgage Loans was
                                     $474,536; the aggregate 12/31/2001
                                     principal balance and aggregate balance
                                     due at maturity is $350,336 (accrued
                                     unpaid interest of $54,396); the
                                     aggregate annual and monthly payments due
                                     it are $27,558 and $2,297, respectively.
                                     The other terms relating to Baron Fund
                                     V's interest in the Curiosity Creek
                                     Second Mortgage Loans are the same as
                                     stated herein.
--------------------------------------------------------------------------------
Mortgage interest and                (i) Fixed interest rate of 6% as to
amortization provisions:             $595,333 of principal (plus
                                     non-cumulative participation interest at
                                     the rate of 3% on the unpaid principal to
                                     the extent of available cash flow plus
                                     additional non-cumulative participation
                                     interest equal to 30% of any remaining
                                     available cash flow), (ii) adjustable
                                     interest rate of prime plus 1% (currently
                                     8.75%) as to $305,407 of principal, (iii)
                                     fixed interest rate of 12.5% as to
                                     $306,675 of principal, and (iv) fixed
                                     interest rate of 12% as to $36,431 of
                                     principal. The loans require payments of
                                     interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                       4/2007
--------------------------------------------------------------------------------
Annual interest payable:             $75,636 (plus any participation interest
                                     payable)
--------------------------------------------------------------------------------
Monthly interest payable:            $6,303
--------------------------------------------------------------------------------
Prepayment provisions:               Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of      $1,954,245 ($1,440,278); the loan matures
first mortgage loan secured by       in 5/2008, has a balance due at maturity
property (73.7% of amount)           of $1,692,068, bears interest at the
and other terms:                     fixed annual rate of 7.26%, has annual
                                     and monthly debt service requirements of
                                     $160,607 and $13,384, respectively,
                                     amortizes on a 30-year basis, and is
                                     prepayable after the fourth anniversary
                                     of the loan subject to defeasance
                                     provisions in the mortgage note.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Meadowdale Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Meadowdale Apartments (64 units)
                                       Melbourne, Florida
--------------------------------------------------------------------------------
Debtor:                                Florida Opportunity Income Fund III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $1,048,861
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $1,048,861  ($272,185)
--------------------------------------------------------------------------------
Balance due at maturity:               $1,048,861
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $752,747 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 20% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 5.75%) as to $271,923 of
                                       principal and (iii) fixed rate of 12% as
                                       to $24,191 of principal.
--------------------------------------------------------------------------------
Maturity date:                         10/2007
--------------------------------------------------------------------------------
Annual interest payable:               $65,732 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $5,478
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance           $975,000; the loan matures in 11/2006,
of first mortgage loan secured by      has a balance due at maturity of
property and other terms:              $809,175, bears interest at an initial
                                       rate of 7.25% increasing by .125% each
                                       year for five years, has annual and
                                       monthly debt service requirements of
                                       $97,200 and $8,100 in year 1,
                                       respectively and amortizes on a 16-year
                                       basis.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of a second mortgage note
                                       with a principal balance of $752,747, an
                                       unsecured demand note with a principal
                                       balance of $271,923 and advances of
                                       $24,191. On 12/15/98, the debtor restated
                                       and amended the second mortgage note and
                                       the demand note and created a new
                                       promissory note in favor of the Exchange
                                       Partnership in the original principal
                                       amount of $24,191 (to cover the prior
                                       advances). The debtor and the Exchange
                                       Partnership also entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       demand note and the advances at the same
                                       maturity date as the second mortgage
                                       note, in exchange for the debtor's
                                       agreement to secure its repayment
                                       obligations on the demand note and the
                                       advances with a second mortgage on the
                                       Meadowdale Property.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
1.  Candlewood Second Mortgage Loan:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of
units and location):                   Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Baron Strategic Investment Fund III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's interest in
loan:                                  $68,000
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $68,000  ($24,549)
--------------------------------------------------------------------------------
Balance due at maturity:               $68,000
--------------------------------------------------------------------------------
12/31/2001 principal balance of
other second mortgage loans
secured by the property and
owned by other Exchange
Partnerships (accrued unpaid
interest):                             $96,500 ($32,681)
--------------------------------------------------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund V, Ltd.
Exchange Partnerships in the           ("Baron Fund V") and Baron Strategic
Property:                              Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2001 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       V's and Baron Fund IX's loans are $21,000
                                       (accrued unpaid interest of $4,800) and
                                       $75,500 (accrued unpaid interest of
                                       $27,881), respectively; the annual (and
                                       monthly) payments due them are $2,540
                                       ($211) and $9,060 ($755), respectively.
                                       The other terms relating to Baron Fund
                                       V's and Baron Fund IX's loans are the
                                       same as stated herein in respect of the
                                       Exchange Partnership's loan.
--------------------------------------------------------------------------------
Mortgage interest and                  Fixed interest rate of 12%; requires
Amortization provisions:               payments of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         3/2003
--------------------------------------------------------------------------------
Annual interest payable:               $8,160
--------------------------------------------------------------------------------
Monthly interest payable:              $680
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $545,651 ($225,354); the loan matures in
first mortgage loan secured by         2/2003, has a balance due at maturity of
property (41.3% of amount)             $533,678, bears interest at a fixed
and other terms:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $68,000. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund V
                                       and Baron Fund IX with separate mortgages
                                       on the property. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgages on a pari passu basis.
--------------------------------------------------------------------------------

2.  Garden Terrace Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
Securing mortgages (number of
units and location):                   Garden Terrace Apartments - Phase III
                                       (91 units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided 20%
interest in loan:                      $248,353
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $248,353  ($19,283)
--------------------------------------------------------------------------------
Balance due at maturity:               $248,353
--------------------------------------------------------------------------------
12/31/2001 principal balance of
other Exchange Partnerships'
undivided 80% in loan (accrued
unpaid interest):                      $993,414  ($102,309)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund IX, Ltd.
Partnerships in second mortgage        ("Baron Fund IX") and Baron Strategic
loans:                                 Investment Fund X, Ltd. ("Baron Fund X")
                                       own the remaining undivided 80% interest
                                       in the second mortgage loans secured by
                                       the Garden Terrace Property ("Garden
                                       Terrace Second Mortgage Loans"). The
                                       original principal balance, 12/31/2001
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund IX's
                                       and Baron Fund X's interest in the Garden
                                       Terrace Second Mortgage Loans are
                                       $310,442 (accrued unpaid interest of
                                       $24,342) and $682,972 (accrued unpaid
                                       interest of $77,967), respectively; the
                                       annual (and monthly) payments due them
                                       are $27,940 ($2,328) and $61,467
                                       ($5,122), respectively. The other terms
                                       relating to Baron Fund IX's and Baron
                                       Fund X's interest in the Garden Terrace
                                       Second Mortgage Loans are the same as
                                       stated herein.
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $147,000 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow, plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable to
                                       holders of note only after payment of
                                       interest due on the note referred to in
                                       (ii) below) and (ii) fixed interest rate
                                       of 9% as to $101,353 of principal,
                                       payable only from excess cash flow after
                                       payment of 2% minimum interest and 7%
                                       participation interest due on the note
                                       referred to in (i) above. The loans
                                       require payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         1/2007
--------------------------------------------------------------------------------
Annual interest payable:               $22,353 (plus any additional
                                       participation interest)
--------------------------------------------------------------------------------
Monthly interest payable:              $1,863
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $914,509 ($182,901); the loan matures in
first mortgage loan secured by         5/2005, has a balance due at maturity of
property (20% of amount)               $822,063, bears interest at the fixed
and other terms:                       annual rate of 8.31%, has annual and
                                       monthly debt and service requirements of
                                       $96,047 and $8,004, respectively
                                       amortizes on a 25-year basis may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

3.  Note Payable by Baron Strategic Investment
     Fund IV, Ltd. ("Baron Fund IV"):
--------------------------------------------------------------------------------

12/31/2001 principal balance
owed to Exchange Partnership
collateralized by security
interest in Baron Fund IV's
second mortgage on Country
Square Property - Phase I- see
above under table for "Baron
Strategic Investment Fund IV,
Ltd.") (accrued unpaid interest
payable to Exchange
Partnership):                          $259,639  ($154,196)
--------------------------------------------------------------------------------

12/31/2001 principal balance of
Baron Fund IV's second mortgage
loans secured by property (accrued
unpaid interest ):                     $1,192,987  ($424,054)
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $1,539,080; the loan matures in 3/2008,
first mortgage loan                    has a balance due at maturity of
secured by property:                   $1,385,953, bears interest at a fixed
                                       annual rate of 7.41%, has annual and
                                       monthly debt service requirements of
                                       $133,068 and $11,089, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
--------------------------------------------------------------------------------
Other matters:                         In 3/97, the Exchange Partnership
                                       provided a loan with a current principal
                                       balance of $259,639 to another Exchange
                                       Partnership, Baron Strategic Investment
                                       Fund IV, Ltd. ("Baron Fund IV"). Baron
                                       Fund IV, in turn, lent the loan proceeds
                                       to the borrower as part of the Country
                                       Square Second Mortgage Loans. The loan
                                       from Baron Fund VI to Baron Fund IV bears
                                       interest at the annual rate of 15%,
                                       payable monthly, matures in 9/2002 and is
                                       secured by Baron Fund IV's interest in
                                       the second mortgage note and second
                                       mortgage.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
1. Candlewood Second Mortgage Loan:

--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Baron Strategic Investment Fund III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loan:                      $75,500
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $75,500  ($27,881)
--------------------------------------------------------------------------------
Balance due at maturity:               $75,500
--------------------------------------------------------------------------------
12/31/2001 aggregate principal
balance of other second
mortgage loans secured by
property and owned by other
Exchange Partnerships
(accrued unpaid interest):             $89,000  ($29,349)
--------------------------------------------------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund V, Ltd.
Exchange Partnerships in               ("Baron Fund V") and Baron Strategic
Property:                              Investment Fund VI, Ltd. ("Baron Fund
                                       VI") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2001 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       V's and Baron Fund VI's loans are $21,000
                                       (accrued unpaid interest of $4,800) and
                                       $68,000 (accrued unpaid interest of
                                       $24,549), respectively; the annual (and
                                       monthly) payments due them are $2,520
                                       ($210) and $8,160 ($680), respectively.
                                       The other terms relating to Baron Fund
                                       V's and Baron Fund VI's loans are the
                                       same as stated herein in respect of the
                                       Exchange Partnership's loan.
--------------------------------------------------------------------------------
Mortgage interest and                  Fixed interest rate of 12%; requires
Amortization provisions:               payments of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         3/2003
--------------------------------------------------------------------------------
Annual interest payable:               $9,060
--------------------------------------------------------------------------------
Monthly interest payable:              $755
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $545,651 ($250,454); the loan matures in
first mortgage loan secured by         2/2003, has a balance due at maturity of
property (45.9% of amount)             $533,678, bears interest at a fixed
and other items:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $75,500. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund V
                                       and Baron Fund VI with separate second
                                       mortgages on the property. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgages on a pari passu
                                       basis.
--------------------------------------------------------------------------------

2.  Garden Terrace Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of
units and location):                   Garden Terrace Apartments - Phase III (91
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided 25%
interest in loans:                     $310,442
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $310,442  ($24,342)
--------------------------------------------------------------------------------
Balance due at maturity:               $310,442
--------------------------------------------------------------------------------
12/31/2001 principal balance of
other Exchange Partnerships'
undivided 75% interest in loans
(accrued unpaid interest):             $931,325  ($97,250)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VI, Ltd.
Partnerships in second mortgage        ("Baron Fund VI") and Baron Strategic
loans:                                 Investment Fund X, Ltd. ("Baron Fund X")
                                       own the remaining undivided 75% interest
                                       in the second mortgage loans secured by
                                       the Garden Terrace Property ("Garden
                                       Terrace Second Mortgage Loans"). The
                                       original principal balance, 12/31/2001
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund VI's
                                       and Baron Fund X's interest in the Garden
                                       Terrace Second Mortgage Loans is $248,353
                                       (accrued unpaid interest of $19,283) and
                                       $682,972 (accrued unpaid interest of
                                       $77,967), respectively, the annual (and
                                       monthly) payments due them are $22,353
                                       ($1,863) and $61,467 ($5,122),
                                       respectively. The other terms relating to
                                       Baron Fund VI's and Baron Fund X's
                                       interest in the Garden Terrace Second
                                       Mortgage Loan are the same as stated
                                       herein.
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $183,750 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow, plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable to
                                       holders of note only after payment of
                                       interest on the note referred to in (ii)
                                       below) and (ii) fixed interest rate of 9%
                                       as to $126,692 of principal, payable only
                                       from excess cash flow after payment of 2%
                                       minimum interest and 7% participation
                                       interest due on the note referred to in
                                       (i) above. The loan requires payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         1/2007
--------------------------------------------------------------------------------
Annual interest payable:               $27,940 (plus any additional
                                       participation interest)
--------------------------------------------------------------------------------
Monthly interest payable:              $2,328
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $914,509 ($228,627); the loan matures in
first mortgage loan secured by         5/2005, has a balance due at maturity of
property (25% of amount) and           $822,063, bears interest at the fixed
other terms:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

3.  Lake Sycamore Second Mortgage Loan:
--------------------------------------------------------------------------------
Condominium apartment
property securing mortgages
(number of
units and location):                   Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio (12
                                       of 26 units in Phase I built and sold;
                                       Phase II is 20 acres of undeveloped land)
--------------------------------------------------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $243,500
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $243,500  ($80,160)

--------------------------------------------------------------------------------
Balance due at maturity:               $243,500
--------------------------------------------------------------------------------
12/31/2001 aggregate principal
balance of other second
mortgage loans secured by
property and owned by other
Exchange Partnerships
(accrued unpaid interest):             $307,000  ($124,382)
--------------------------------------------------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         12/2003
--------------------------------------------------------------------------------
Annual interest payable:               $29,220
--------------------------------------------------------------------------------
Monthly interest payable:              $2,435
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $1,041,506; bears interest at the annual
first mortgage loan secured by         adjustable rate equal to lender's prime
property and other items:              rate plus 1% (currently 8.75%), has
                                       current annual and monthly debt service
                                       requirements of $89,369 and $7,447,
                                       respectively, requires payments of
                                       interest only until maturity and is
                                       prepayable without penalty. Interest has
                                       been paid through 10/2001. The debtor
                                       defaulted on the loan upon its maturity
                                       in 11/2001. The lender has refused to
                                       accept the debtor's 11/2001 interest
                                       payment and has accelerated the loan.
                                       Sigma Renaissance Corporation (controlled
                                       by Jerome S. Rydell, a member of the
                                       Board of Trustees of the Trust) has been
                                       assigned all the general partnership
                                       interests (and in certain cases, limited
                                       partnership interests) in the debtor by
                                       Gregory K. McGrath (a founder and former
                                       Chief Executive Officer of the Trust and
                                       the Operating Partnership) and his
                                       affiliate. Sigma Renaissance Corporation
                                       is in the process of negotiating with the
                                       lender to bring the loan current.
--------------------------------------------------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund, Ltd. and Baron
                                       Strategic Investment Fund VIII, Ltd., own
                                       separate second mortgage notes secured by
                                       the property with the same terms except
                                       that as of 12/31/2001 they had principal
                                       balances of $230,000 and $77,000 (accrued
                                       unpaid interest of $96,333 and $28,049),
                                       respectively. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgage on a pari passu basis.
--------------------------------------------------------------------------------

                     Baron Strategic Investment Fund X, Ltd.

The Partnership owns (1) a 47.59% limited partnership interest in a limited partnership which holds fee simple title to the Crystal Court Property-Phase I,
(2) a 41.71% limited partnership interest in a limited partnership which holds fee simple title to the Pineview Property, (3) an undivided interest in an unrecorded second mortgage loan secured by the Heatherwood Property-Phase II and in three unsecured loans associated with such property, and (4) an undivided interest in two recorded second mortgage loans secured by the Garden Terrace Property-Phase III. Information concerning the Crystal Court Property and the Pineview Property and the first mortgage indebtedness secured respectively by them is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership and other Exchange Partnerships in the respective second mortgage loans, terms of the respective first mortgage loans secured by the Heatherwood Property and the Garden Terrace Property, and other information are described below.

--------------------------------------------------------------------------------
1.  Heatherwood Second Mortgage Loans:

--------------------------------------------------------------------------------

Residential apartment
property securing mortgages
(number of units and
location):                             Heatherwood Apartments - Phase II (41
                                       units) Kissimmee, Florida
--------------------------------------------------------------------------------
Debtor:                                Heatherwood Apartments II, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
42% interest in loans:                 $181,148
--------------------------------------------------------------------------------
12/31/2001  principal balance
(accrued unpaid interest):             $181,148  ($24,224)
--------------------------------------------------------------------------------
Balance due at maturity:               $181,148
--------------------------------------------------------------------------------
12/31/2001 principal balance of
other Exchange Partnership's
undivided 58% in loans (accrued
unpaid interest):
                                       $111,213  ($0)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VIII,
Partnership in second                  Ltd. ("Baron Fund VIII") owns the
mortgage loans:                        remaining undivided 58% interest in the
                                       second mortgage loans secured by the
                                       Heatherwood Property and in the unsecured
                                       loans associated with the property
                                       ("Heatherwood Loans"). The aggregate
                                       original principal balance in respect of
                                       Baron Fund VIII's interest in the
                                       Heatherwood Loans was $206,260; the
                                       aggregate 12/31/2001 principal balance
                                       and aggregate balance due at maturity is
                                       $111,213 (accrued unpaid interest of $0);
                                       the aggregate annual (and monthly)
                                       payments due it are $6,996 ($583). The
                                       other terms relating to Baron Fund VIII's
                                       interest in the Heatherwood Loans are the
                                       same as stated herein.
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $136,500 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $732 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $43,917 of principal. The
                                       loans require payments of interest only
                                       until maturity.
--------------------------------------------------------------------------------
Maturity date:                         10/2004
--------------------------------------------------------------------------------
Annual interest payable:               $13,616 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $1,135
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12/31/2001 principal balance           $680,644 ($285,870); the loan matures in
of first mortgage loan                 11/2004, has a balance due at maturity of
secured by property (42% of            $655,856, bears interest at a fixed
amount) and other terms:               annual rate of 7.75%, has annual and
                                       monthly debt service and requirements of
                                       $61,038 and $5,087, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
--------------------------------------------------------------------------------
Other matters:                         The Heatherwood Loans consist of a second
                                       mortgage note secured by the Heatherwood
                                       Property with a principal balance
                                       $285,680 and unsecured loans in the
                                       aggregate principal amount of $6,361.
--------------------------------------------------------------------------------

2.  Garden Terrace Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment
property securing mortgages
(number of units and
location):                             Garden Terrace Apartments - Phase III
                                       (91 units) Orlando, Florida
--------------------------------------------------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
55% interest in loan:                  $682,972
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $682,972  ($77,967)
--------------------------------------------------------------------------------
Balance due at maturity:               $682,972
--------------------------------------------------------------------------------
12/31/2001 principal balance
of other Exchange
Partnerships' undivided 45% in
loan (accrued unpaid interest):
                                       $558,795  ($43,625)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VI, Ltd.
Partnerships in second mortgage        ("Baron Fund VI") and Baron Strategic
loans:                                 Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own the remaining undivided 45%
                                       interest in the second mortgage loans
                                       secured by the Garden Terrace Property
                                       ("Garden Terrace Second Mortgage Loans").
                                       The original principal balance,
                                       12/31/2001 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       VI's and Baron Fund IX's interest in the
                                       Garden Terrace Second Mortgage Loans is
                                       $248,353 (accrued unpaid interest of
                                       $19,283) and $310,442, (accrued unpaid
                                       interest of $24,342), respectively; the
                                       annual (and monthly) payments due them
                                       are $22,353 ($1,863) and $27,940
                                       ($2,328), respectively. The other terms
                                       relating to Baron Fund VI's and Baron
                                       Fund IX's interest in the Garden Terrace
                                       Second Mortgage Loans are the same as
                                       stated herein.
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $404,250 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow, plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable to
                                       holders of note only after payment of
                                       interest due on the note referred to in
                                       (ii) below) and (ii) fixed interest rate
                                       of 9% as to $278,722 of principal,
                                       payable only from excess cash flow after
                                       payment of 2% minimum interest and 7%
                                       participation interest due on the note
                                       referred to in (i) above. The loans
                                       require payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         1/2007
--------------------------------------------------------------------------------
Annual interest payable:               $61,467 (plus any additional
                                       participation interest)
--------------------------------------------------------------------------------
Monthly interest payable:              $5,122
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12/31/2001 principal balance           $914,509 ($502,979); the loan matures in
first mortgage loan                    5/05, of has a balance due at maturity of
secured by property (55% of            $822,063, bears interest at the fixed
amount) and other items:               annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
--------------------------------------------------------------------------------
Other matters:                         The Exchange Partnership paid a note (the
                                       "Note") with a current principal balance
                                       of $400,000 to the seller in connection
                                       with its acquisition of an undivided 75%
                                       interest in the Garden Terrace Second
                                       Mortgage Loans. The partnership in turn
                                       sold an undivided 20% interest (and
                                       retained a 55% interest) in the loans.
                                       The Note bears an annual interest rate of
                                       10%, has a maturity date of 1/1/2007 and
                                       is secured by a collateral assignment of
                                       the partnership's interest in the loans
                                       and a second mortgage on the property.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Lamplight Court Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Lamplight Court Apartments (80 units)
                                       Bellefontaine, Ohio
--------------------------------------------------------------------------------
Debtor:                                Independence Village, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $678,302
--------------------------------------------------------------------------------
12/31/2001 principal balance
(accrued unpaid interest):             $678,302  ($270,533)
--------------------------------------------------------------------------------
Balance due at maturity:               $678,302
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Adjustable interest rate of 1% over
amortization provisions:               prime rate (currently 5.75%) as to
                                       $585,000 of principal, and (ii) fixed
                                       interest rate of 12% as to $93,302 of
                                       principal. The loans require payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         12/2006
--------------------------------------------------------------------------------
Annual interest payable:               $44,834
--------------------------------------------------------------------------------
Monthly interest payable:              $3,736
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
12/31/2001 principal balance of        $1,304,396; the loan matures in 11/2006,
first mortgage loan secured by         has a balance due at maturity of
property and other terms:              $1,158,349, bears interest at a fixed
                                       annual rate of 9.04%, has annual and
                                       monthly debt service requirements of
                                       $141,445 and $11,787, respectively,
                                       amortizes on a 25-year basis, and is
                                       prepayable after the fifth anniversary of
                                       the loan, provided that in the sixth and
                                       seventh years prepayment requires a fee
                                       equal to the greater of 1% of the prepaid
                                       amount or yield maintenance.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Lamplight Court
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $585,000 and an unsecured
                                       demand note with a principal balance of
                                       $93,302. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       mortgage modification agreement under
                                       which the Exchange Partnership agreed to
                                       set the maturity date on the demand note
                                       at 12/2006, the same maturity date as the
                                       second mortgage note, in exchange for the
                                       agreement of the debtor to secure its
                                       repayment obligations on the demand note
                                       with a second mortgage on the Lamplight
                                       Court Property.
--------------------------------------------------------------------------------

Investment Objectives and Policies

     General

     The Trust and the Operating Partnership have been organized to acquire equity interests in residential apartment properties located in the United States and/or to provide or acquire mortgage loans secured by such types of property. Such investments are expected to consist primarily of: (i) the direct and indirect acquisition, ownership, operation, management, improvement and disposition of equity interests in such types of properties and/or (ii) mortgage loans which the Trust and the Operating Partnership provide or acquire which are secured by mortgages on such types of properties. The Trust seeks to: (1) generate current cash flow for distribution to Shareholders and Unitholders from rental payments from the rental of residential apartment units which the Trust and the Operating Partnership may acquire and/or principal and interest payments in respect of mortgage loans which the Trust and the Operating Partnership may provide or acquire and (2), where applicable, provide the opportunity for capital appreciation of residential apartment properties. The Trust and the Operating Partnership will make pro rata distributions to their Shareholders and Limited Partners of net income, if any, generated from investments in property interests as cash flow allows. Properties in which the Trust and the Operating Partnership acquire an interest are expected to use the straight-line method of depreciation over 30 years.

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

     The primary business objective of the Trust is to make distributions to Shareholders and Unitholders and to increase the value of the Trust's portfolio of properties in which it acquires an interest. The Trust intends to achieve these objectives by:

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

     The Trust and the Operating Partnership intend to provide or acquire subordinated mortgage loans which provide for the payment of a fixed or adjustable rate of interest plus, in certain cases, participation interest that is payable out of available cash flow remaining after the payment of operating expenses and debt service requirements and/or out of net proceeds from the sale or refinancing of such property remaining after the payment of transaction expenses and indebtedness secured by such property. The repayment of such loans would be secured by a subordinated mortgage on the underlying property. Subordinated mortgages securing loans to be provided or acquired by the Trust or the Operating Partnership may or may not be recorded. None of the subordinated mortgage interests acquired by the Operating Partnership as of the date of this Report have been recorded due to restrictions contained in the underlying first mortgage loan documents. (See "- Trust Policies with Respect to Certain Activities - Investment Policies" below). The Trust will not provide or acquire mortgage loans in respect of any property where the amount invested by the Trust or the Operating Partnership plus the amount of any existing indebtedness in respect of such property exceeds 80% of the property's estimated replacement cost new unless substantial justification exists.

     The Exchange Partnerships, substantially all of whose equity interest the Operating Partnership acquired in the Exchange Offering, collectively manage the properties in which they have an interest and share property management expenses. Other properties in which the Operating Partnership acquires an interest will be similarly managed.

     The Trust intends to utilize one or more sources of capital for future acquisitions and capital improvements, which may include undistributed cash flow, borrowings, issuance of debt or equity securities and other bank and/or institutional borrowings. The Trust intends to investigate making an additional public or private offering of Common Shares and/or Units within the next 12-month period if the Board of the Trust determines that suitable property acquisition opportunities that meet its investment criteria are available to the Trust at attractive prices and such an offering would fulfill its cost of funds requirements. There can be no assurance, however, that the Trust will be able to obtain capital for any such acquisitions or improvements on terms favorable to the Trust.

     The Trust qualified as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1998.

     Trust Policies with Respect to Certain Activities

     The following is a discussion of the Trust's policies with respect to investments, dispositions, financings, and conflicts of interest. These policies have been determined by the Board of Trustees of the Trust and under the Declaration of Trust may be amended or revised from time to time at the discretion of the Board with approval of a majority in interest of the Shareholders entitled to vote on such matters. Section 1.9 of the Declaration of Trust for the Trust contains certain additional limitations on the Trust's activities.

     At all times, the Trust intends to make investments and conduct its operations in such a manner as to be consistent with the requirements of the Code for the Trust to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code of 1986, as amended (the "Code") (or in Treasury Regulations), the Board of Trustees of the Trust, with the consent of a majority of the Shareholders entitled to vote on such matter approving the Board's determination, determines that it is no longer in the best interests of the Trust to qualify as a REIT. No assurance can be given that the Trust's objectives will be attained.

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

     The Trust will not make an equity investment in respect of any property where the amount invested by it plus the amount of any existing indebtedness or refinancing indebtedness in respect of such property exceeds the appraised value of the property. In addition, the Trust will not provide or acquire debt financing in respect of any property where the amount invested by the Trust plus the amount of any existing indebtedness in respect of such property exceeds 80% of the property's estimated replacement cost new as determined by the Board of Trustees unless substantial justification exists. Repayment of any mortgage loans provided or acquired by the Trust would typically be secured by a mortgage on the land, apartment units, and other improvements financed by the Trust and be non-recourse to the borrower beyond the underlying property and/or other assets of the borrower. It is expected that in most cases where it will provide or acquire a loan, the Trust will provide or acquire a subordinated mortgage loan that is subordinate to a large-scale first mortgage loan provided by a lending institution. In certain cases, mortgage loans provided or acquired by the Trust may be in the form of first mortgage loans.

     Subordinated mortgages securing subordinated mortgage loans provided or acquired by the Trust may or may not be recorded. None of the subordinated mortgage interests acquired as of the date of this Report have been recorded due to restrictions contained in first mortgage loan documents. If any subordinated mortgage in favor of the Trust is not recorded, the Trust's security interest in the mortgage would be unperfected and, until the subordinated mortgage is recorded, the Trust would be pari passu (i.e., on an equal basis) with all other unsecured creditors of the borrower, provided, however, the security instruments that will be entered into in connection with mortgage loans to be provided or acquired by the Trust will typically restrict the borrower's ability to enter into a subsequent loan arrangement with third parties which would be senior to or pari passu with (i.e., equal to) the mortgage held by the Trust. Non-payment of any subordinated mortgage loan that may be provided or acquired by the Trust may constitute an event of default by the borrower under the underlying senior mortgage loan, and such senior mortgage loan may have to be repaid by the borrower before Shareholders in the Trust will receive any return on their investment.

     The Board of the Trust has adopted a policy, described below at " - Conflict of Interest Policies," designed to eliminate or minimize potential conflicts of interest which may arise in respect of any residential apartment property investment opportunity which an Independent Trustee, any other member of the Board, any member of senior management, or any of their respective affiliates may wish to pursue for his own account and which might be suitable for the Trust and the Operating Partnership.

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

     Pending the commitment of Trust and Operating Partnership funds for business purposes, for distributions to Shareholders and Unitholders or for application of reserve funds to their purposes, the Board of Trustees has full authority and discretion to make short-term investments in: (i) obligations of banks or savings and loan associations that either have assets in excess of $5 billion or are insured in their entirety by the United States government or its agencies and (ii) obligations of or guaranteed by the United States government or its agencies. Such short-term investments would be expected to earn rates of return which are lower than those earned in respect of properties in which the Trust may invest.

     The Trust intends to make investments in such a manner that it will not be treated as an investment company under the Investment Company Act of 1940.

     Disposition Policies

     The Board of Trustees of the Trust will periodically review the portfolio of assets which the Trust acquires. Disposition decisions relating to a particular property will be made based on (but not limited to) the following factors: (i) potential to continue to increase cash flow and value; (ii) the sale price; (iii) strategic fit of the property with the rest of the Trust's portfolio; (iv) potential for, or the existence of, any environmental or regulatory problems; (v) alternative uses of capital; and (vi) maintaining qualification as a REIT. Any decision to dispose of a property will be made by the Board of Trustees. The prohibitions in the Code and related regulations on a REIT holding property for sale may affect the Trust's ability to sell properties without adversely affecting distributions to Shareholders and Unitholders.

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

     To the extent that the Board of Trustees desires that the Trust obtain additional capital, the Trust may raise such capital through additional public and private equity offerings, debt financing, retention of cash flow (subject to satisfying the Trust's distribution requirements under the REIT rules) or a combination of these methods. The Trust may determine to issue securities senior to the Common Shares, including Preferred Shares and debt securities (either of which may be convertible into Common Shares or be accompanied by warrants to purchase Common Shares). The Trust may also finance acquisitions of properties or interests in properties through the exchange of properties, the issuance of Shares, or the issuance of Units of limited partnership interest in the Operating Partnership and any other partnerships the Trust may form or acquire an equity interest in to conduct all or a portion of its real estate operations.

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

     Senior management of the Trust has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to
(i) general supervision and review by the Independent Trustees and the other members of the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees. Two of the three current members of the Board of Trustees are Independent Trustees.

     Actions of the Trust and the Operating Partnership requiring approval of the Board and/or the Independent Trustees include, without limitation, the payment of compensation to members of senior management, Independent Trustees, any other members of the Board of Trustees or any of their respective affiliates in amounts in excess of certain specified limits for services performed for the Trust, and the acquisition of properties from, or the sale of properties to, any such parties. For example, the Trust may not purchase property from a member of senior management, a Trustee, any other member of the Board of Trustees or any of their respective affiliates unless a majority of the members of the Board and, in addition, a majority of the Independent Trustees who have no other interest in the particular proposed transaction (beyond their role on the Board or as Independent Trustees) review the proposed transaction and determine that it is fair and reasonable to the Trust and that the purchase price to the Trust for such property is no greater than the cost of the property to such proposed seller, or if the purchase price to the Trust is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable, provided, however, in no event may the purchase price for the property exceed its then current appraised value.

     The Board of Trustees has adopted a policy designed to eliminate or minimize potential conflicts of interests which may arise in respect of investment opportunities suitable for the Trust and the Operating Partnership which may be presented to members of senior management, an Independent Trustee, any other member of the Board, or any of their respective affiliates. Under the policy, such parties may pursue for their own account a residential apartment property investment opportunity which may be suitable for the Trust and the Operating Partnership (i.e., in accordance with the purposes for which they were organized) only upon fulfillment of the following conditions. First, the requesting party or parties must deliver to the Board of the Trust, at least 60 days prior to the consummation of any such transaction, a written investment proposal identifying the parties to be involved in such transaction, specifying in reasonable detail the proposed terms and conditions of the particular investment opportunity intended to be pursued and granting the Trust and the Operating Partnership a right of first refusal, exercisable within 30 days following the delivery of such proposal, to participate in the proposed transaction in the place of the requesting party or parties, on the terms and conditions specified in the written proposal.

     In addition, the requesting party or parties either (i) must receive written notice from a majority of the disinterested members of the Board (i.e., those persons who have no other interest in any such transaction beyond their role on the Board), or an authorized representative acting on their behalf, which specifies that the Trust and the Operating Partnership have determined not to participate in the proposed transaction or (ii) must have not received from the disinterested members of the Board, or an authorized representative acting on their behalf, written notice, within 30 days following the receipt of such written proposal, which notifies the requesting party or parties that the Trust or the Operating Partnership elect to exercise their right of first refusal to participate in the proposed transaction on the terms and conditions specified in the written proposal. The Board of Trustees and the Independent Trustees are responsible for overseeing the conflicts policy under the circumstances described above to insure that it is applied fairly to the Trust. However, there can be no assurance that the policies of the Trust and the Operating Partnership will always be successful in eliminating or minimizing the influence of such conflicts, and, if they are not successful, decisions could be made that might fail to reflect fully the interests of all Shareholders and Unitholders.

Property Description

     The Acquired Properties and the Exchange Properties in which the Trust currently owns an interest are primarily garden style, one and two-story residential apartment dwellings which range in size from eight units to 164 units. The Trust believes that the Acquired Properties and the Exchange Properties generally occupy strategic locations in growing sub-markets. The average unit size for properties is 640 square feet, with 25% of the units having two or more bedrooms. A majority of the units have washer/dryer connections and walk-in closets. Certain of the properties have improved their attractiveness by investing in extensive landscaping and rehabilitating certain units. Other features included in certain properties are swimming pools, playgrounds, volleyball courts, fitness centers and community rooms.

     Each of the Acquired Properties and Exchange Properties is a residential apartment property and in one case, a condominium apartment property; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the properties, with the exception of any home businesses being conducted from units. Other information concerning the Acquired Properties and the Exchange Properties is set forth above in this item.

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

Insurance

     The Trust believes that all of the Acquired Properties and the Exchange Properties are adequately insured; however, an uninsured loss could result in loss of capital investment and anticipated profits.


ITEM 3. LEGAL PROCEEDINGS

     The Trust was named as defendant in two separate actions alleging discriminatory firing at Blossom Corners Apartments. The Trust believes the charges to be without merit and has engaged counsel for defense. Any exposure over $150,000 is covered by employment practices insurance. The Trust is a party to various other legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Trust taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is no established public trading market for the Common Shares of the Trust.

Shareholders

     As of March 1, 2002, there are approximately 466 Shareholders of record of Common Shares of the Trust, its only class of common equity.

Distributions

     In 1998 and 1999, the Trust declared and paid $72,159 and $270,348, respectively, of distributions on its outstanding Common Shares, representing return of capital. The Trust has not made a distribution since September 1999 due to significant open accounts payable relating to the Cash Offering and the Exchange Offering. Such accounts payable have been paid. The Trust's ability to make future distributions will be determined by the net cash flow it has available to make distributions. The Trust and the Operating Partnership will make pro rata distributions to their Shareholders and Limited Partners of net income, if any, generated from investments in property interests as cash flow allows. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."


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

     As described elsewhere in this Report, in May 1998, the Trust commenced an offering (the "Cash Offering") of up to 2,500,000 common shares of beneficial interest ("Common Shares") in the Trust at a purchase price of $10.00 per share (maximum proceeds of $25,000,000). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares for an aggregate purchase price of $7,020,763. The Trust contributed the net cash proceeds from the sale of Common Shares in the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of units ("Units" or "Operating Partnership Units") of limited partnership interest in the Operating Partnership.

     As of December 31, 2001, the Trust owned 963,346 Operating Partnership Units, representing approximately 24% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust from the Operating Partnership with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

     Through the Operating Partnership, the Trust has acquired all or substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (described below). In the Exchange Offering, the Operating Partnership also acquired subordinated mortgage and other debt interests in 10 properties.

     In July 1998 the Operating Partnership also acquired a small minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a principal holder of Operating Partnership Units), including certain of the Exchange Partnerships which participated in the Exchange Offering and are now controlled and managed by the Trust.

     During 1998 and 1999, the Operating Partnership also acquired a 40% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under development in Alexandria, Kentucky. As of December 31, 2001, 112 of the 168 planned residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 72 units had been rented as of November 30, 2001. The aggregate purchase price of the Operating Partnership's interest was $1,285,000, and it received an option to acquire the remaining limited partnership interests at the same price per percentage interest (for an additional option exercise price of approximately $1,950,000). The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. During 2000, the Operating Partnership purchased no additional units and the option expired in October 2000.

     An affiliate of Mr. McGrath previously controlled the Alexandria Partnership. It sold the 40% limited partnership interest in the Alexandria Partnership to the Operating Partnership. In September 2001, Mr. McGrath's affiliate assigned the remaining 60% limited partnership interest in the Alexandria Partnership to Sigma Renaissance Corporation (a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust), which also became the managing general partner of the Alexandria Partnership.

     In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against WaKul, Inc. (a telecommunications company controlled by Mr. McGrath), Mr. McGrath, and the Alexandria Partnership, among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Property. The Alexandria Partnership guaranteed WaKul, Inc.'s lease payments under the leasing agreement.

         The Alexandria Property is subject to first mortgage construction financing with a principal balance as of December 31, 2001 of approximately $8,525,000. The first mortgage is held by Fifth Third Bank. The Alexandria Partnership defaulted on the first mortgage construction loan when it matured in December 2000, and the lender has exercised its right to accelerate payment of the loan. In December 2001, a Kentucky court appointed a receiver to manage the property. The construction contractor is also owed approximately $890,000 for construction costs, penalties and interest. Sigma Renaissance Corporation, acting as the managing general partner of the Alexandria Partnership, recently caused the partnership to file for bankruptcy protection, and is currently negotiating with Fifth Third Bank and the construction contractor to address the defaults.

     In 2000, the Operating Partnership reduced to zero on its records the value of its investment in the Alexandria Partnership due to the defaults on indebtedness, recurring losses incurred by the Alexandria Property, a partners' deficiency, and an updated appraisal that valued the property at an amount less than the total liabilities owed.

     In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Mr. McGrath. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Due to events described below, the anticipated date of completion of construction of the Burgundy Hills Property is uncertain.

     In connection with the transaction, the Trust obtained a right of first negotiation to purchase the Burgundy Hills Property from its owner, Burlington Residential, Ltd., upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and if construction were completed and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction. In addition, as described below, because the owner of the first mortgage on the property has assumed control of the management of the Borrower and the development of the property, the exercisability of the Trust's purchase rights is currently uncertain.

     In connection with the transaction, the Trust (along with Mr. McGrath) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of December 31, 2001, approximately $6,478,000 of the first mortgage loan had been drawn down. The interest rate on the first mortgage loan is KeyBank's prime rate (currently 4.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could require the Trust to buy out the bank's position on the entire amount of the construction loan.

     In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and intends to seek a new long-term construction facility with another institutional lender to replace the first mortgage loan (and the other subordinated financing described below).

         In December 2000, an affiliate of BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, the BankOne affiliate had provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. That loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, the BankOne affiliate was assigned rental payments from the Burgundy Hills Property and took over day-to-day management of the property. It is intended that this loan would be paid off with the proposed new first mortgage financing referenced above.

     The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. As a result, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property.

     The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. According to counsel for Burgundy-Boone, LLC, as of November 2001, principal and interest payments on the first mortgage loan are current. However, there can be no assurance that the first mortgage loan will not again go into default, in which event Burgundy-Boone, LLC might attempt to begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan.

     Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property, recently filed an action against the Borrower and Mr. McGrath in Kentucky state court to enforce a mechanic's lien on the property in the amount of approximately $1,300,000. The contractor also named KeyBank and the BankOne affiliate in the action, seeking damages against them on allegations of lender's liability.

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed its Exchange Offering under which it acquired additional interests in residential apartment properties and one condominium apartment property. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property (the "Exchange Properties") located in the southeast and mid-west United States.

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

     Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the corporate general partners of the Exchange Partnerships ("Corporate General Partners") and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

     In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lake Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. (See Note 5 "Sale of Property" in the accompanying notes to the consolidated condensed financial statements.)

     Certain of the Exchange Partnerships in which the Operating Partnership holds an interest own direct or indirect equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential apartment units (comprised of studio, one, two, three and four-bedroom units). Certain of the Exchange Partnerships in which the Operating Partnership holds an interest directly or indirectly own subordinated mortgage and other debt interests in 10 Exchange Properties, which consist of an aggregate of 590 existing residential apartment units (studio and one and two bedroom units) and 152 condominium apartment units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. The property interests owned by the Trust are described in further detail at ITEM 2 - DESCRIPTION OF PROPERTIES.

     The table below summarizes the results of operations of the Trust for the years ended December 31, 2001 and 2000.

                                                      2001             2000
                                                   -----------      -----------
Revenues                                           $ 7,181,005      $ 5,347,412
Real Estate Expenses                               $ 6,272,677      $ 5,629,952
                                                   -----------      -----------
Property Income (Loss)                             $   908,328      $  (255,540)
Administrative Expenses/Other Expenses             $ 2,799,640      $ 3,088,810
                                                   -----------      -----------
Loss Before Extraordinary Items                    $(2,091,312)     $(3,344,350)
Extraordinary Item-Extinguishment of Debt          $ 1,483,974               --
                                                   -----------      -----------
Net Loss                                           $  (607,338)     $(3,344,350)

Operations for the Fiscal Year Ended December 31, 2001 Compared to the Fiscal Year Ended December 31, 2000

     Revenues increased by $1,806,593 from $5,374,412 for the year ended December 31, 2000 to $7,181,005 for the year ended December 31, 2001. Real Estate Expenses for the properties owned by the Trust increased from $5,629,952 for the year ended December 31, 2000 to $6,272,677 for the year ended December 31, 2001. The increases in Revenues and Real Estate Expenses were principally due to the recognition of a full year's expenses in 2001 versus the nine months expenses from the date of completion of the Exchange Offering in 2000. Administrative Expenses decreased by $14,953 from $1,684,196 for the year ended December 31, 2000 to $1,669,243 for the year ended December 31, 2001. The decrease in Administrative Expenses was principally due to no management fees in 2001 compared to $332,151 in 2000 and reduced personnel expenses. Other (Income) Expenses for the year ended December 31, 2001 were $1,330,397. These expenses were primarily the result of a write-off of related party receivables and cost associated with refinancing activities which were partially offset by recovery of previously recognized loan losses. The Trust also recognized extraordinary income from the extinguishment of debt in connection with the sale of the Glen Lake property and other extinguishments totaling $1,483,974. The Trust's Net Loss before extraordinary items for the year ended December 31, 2001 was $2,091,312 compared to $3,344,350 for the year ended December 31, 2000. The Trust's Net Loss for the year ended December 31, 2001 was $607,338 compared to $3,344,350 for the year ended December 31, 2000.

Liquidity and Capital Resources

     Net Cash Provided by/Used in Operating Activities decreased by $1,228,589 from $154,939 cash provided in the year ended December 31, 2000 to $1,073,650 cash used in the year ended December 31, 2001. The decrease in Net Cash Provided by Operating Activities was principally due to an increase in other assets and a substantial pay-down of accounts payable coupled with non-cash adjustments for recovery of previously recognized loan losses and extinguishment of debt. Net Cash Provided by Investing Activities increased $2,957,885 from $181,333 cash used for the year ended December 31, 2000 to $2,776,552 cash provided for the year ended December 31, 2001. The increase was principally due to proceeds from the sale of the Glen Lake Property net of expenditures for property improvements. Cash Flow Provided by/Used in Financing Activities decreased by $310,963 from $13,528 cash provided in the year ended December 31, 2000 to $297,435 cash used in the year ended December 31, 2001. The decrease was principally due to payments of mortgages payable and notes payable after the four loan refinancings.

     During 1999 and 2000, the Trust experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during 2001, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry, which is measured as net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $452,401 versus negative Funds From Operations of approximately $823,762 during 2000.

     During the first three quarters of 2001, the Operating Partnership refinanced four of its properties, which generated $1,875,000 of cash to the Operating Partnership. This cash was used to reduce accounts payable owed by the Operating Partnership, advance funds for a second round of refinancing, and establish an escrow for expected major repairs to its Riverwalk property. Additionally, two underlying assets of certain Exchange Partnerships were refinanced in the third quarter generating $1,165,000 in cash. This cash was used to pay down mortgage notes receivables of the Exchange Partnerships that hold debt interests in properties..

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

     o In the second quarter of 2001, the Operating Partnership sold one of its properties (Glen Lake Apartments) that, in the past, required substantial and frequent cash infusions. Additional properties are being evaluated for potential disposition.

     o The Trust has identified certain of its properties, which are performing well and have loans which are small relative to the value of the properties, given their excellent performance. Four properties were refinanced in the first three quarters of 2001, generating sufficient cash for the Trust to pay accounts payable, including those owed to professionals for services performed in connection with the Exchange Offering, and still have an amount in reserve. All four of these properties were refinanced at interest rates lower than the prior interest rate on the loans. The Trust received cash proceeds of approximately $1,875,000 as a result of refinancing these four properties.

     As a result of the re-financing of the four properties discussed above and the refinancing of two underlying assets on certain Exchange Partnerships in 2001, the Trust had approximately $1,426,375 in available cash at December 31, 2001.

     Management believes that the actions presently being taken by the Trust, including the cash realized upon refinancing properties as described above and its cash on hand, provide the opportunity for the Trust to improve liquidity and profitability. The completion in April 2000 of the Exchange Offering has, in the opinion of management, provided the critical mass necessary for profitable operations. The Trust will make distributions to its Shareholders of net income, if any, generated from investments in property interests as cash flow allows.

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

     The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly own or acquire an equity or debt interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and the Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

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

     Two recent developments could have a material impact on the performance of the Trust. First is the general downturn in the U.S. economy due in large part to the collapse of the technological sector. This translated into a significantly softer 2001 summer apartment rental market, particularly in Florida. Occupancies and collections have been negatively impacted for the last nine months, and management does not anticipate any improvement in the near term. The second development arises out of the horrible events of September 11, 2001. While management believes it is still too early to understand how deeply this event will impact the confidence of Americans and their way of life, it is likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates.

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

     In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Riverwalk property investments) entered into by prior management involved improper conduct. The Board will use the preliminary findings for discussions with the former Managing Shareholder of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith. The ultimate results of the preliminary findings and discussions will be reported at such time as they become definitive.

ITEM 7. FINANCIAL STATEMENTS



    See Index to Financial Statements.

                               BARON CAPITAL TRUST

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                               BARON CAPITAL TRUST



                          INDEX TO FINANCIAL STATEMENTS




                                                                      PAGE


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                      F-2

   Statements of Operations                                           F-3

   Statements of Shareholders' Equity                                 F-4

   Statements of Cash Flows                                           F-5

   Notes to Financial Statements                                      F-6 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Trustees and Shareholders
Baron Capital Trust
Cincinnati, Ohio


We have audited the accompanying consolidated balance sheet of Baron Capital Trust (the "Trust") as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baron Capital Trust as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.


                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
February 14, 2002

                               BARON CAPITAL TRUST

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS
Rental Apartments:
   Land                                                                         $  4,986,900
   Rental property held for sale                                                   3,171,564
   Depreciable property                                                           23,968,683
                                                                                  ----------
                                                                                  32,127,147
   Less accumulated depreciation                                                   3,228,396
                                                                                  ----------
                                                                                  28,898,751

Cash and Cash Equivalents                                                          1,426,375
Restricted Cash                                                                      330,279
Receivables from Affiliates                                                        5,783,929
Other Property and Equipment                                                         106,321
Other Assets                                                                         875,673
                                                                                  ----------
                                                                                $ 37,421,329
                                                                                  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                            $ 23,161,025
   Accounts payable and accrued liabilities                                        1,100,426
   Notes payable                                                                   1,852,136
   Payables to affiliates                                                          1,173,240
   Security deposits                                                                 221,911
                                                                                  ----------
         Total liabilities                                                        27,508,738
                                                                                  ----------

Shareholders' Equity:
   Common shares, no par value; 25,000,000 shares authorized; 936,346
      (3,165,104 shares of beneficial interest) shares issued and outstanding     18,950,773
   Deficit                                                                        (8,695,675)
   Distributions                                                                    (342,507)
                                                                                  ----------
         Total shareholders' equity                                                9,912,591
                                                                                  ----------
                                                                                $ 37,421,329
                                                                                  ==========

                 See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended
                                                                                  December 31,
                                                                           -------------------------
                                                                               2001           2000
                                                                               ----           ----
Revenues:
   Property:
      Rental                                                              $ 5,738,562    $ 4,707,842
      Equity in net loss of unconsolidated partnership                             --       (229,064)
   Interest and other income                                                1,442,443        895,634
                                                                          -----------    -----------
                                                                            7,181,005      5,374,412
                                                                          -----------    -----------

Real Estate Expenses:
   Depreciation                                                             1,105,507        953,754
   Amortization of loan costs                                                 107,809        162,220
   Interest                                                                 1,919,811      1,901,100
   Repairs and maintenance                                                    662,951        632,283
   Personnel                                                                  821,950        680,146
   Property taxes                                                             499,139        456,781
   Property insurance                                                         143,301        101,707
   Utilities                                                                  528,623        421,681
   Other                                                                      483,585        320,280
                                                                          -----------    -----------
                                                                            6,272,677      5,629,952
                                                                          -----------    -----------

Administrative Expenses:
   Personnel, including officer's compensation                                643,305        721,626
   Management, investment and administrative fees, Managing Shareholder            --        332,151
   Professional services                                                      238,165        311,451
   Other                                                                      787,773        318,968
                                                                          -----------    -----------
                                                                            1,669,243      1,684,196
                                                                          -----------    -----------

Loss Before Other Expenses and Extraordinary Item                            (760,915)    (1,939,736)
                                                                          -----------    -----------

Other (Income) Expenses:
   Write-off of related party notes receivable                              1,093,124             --
   Income from loan discount repayment                                       (400,881)            --
   Impairment of investments                                                   65,130        354,544
   Provision (recovery) for loan losses                                      (641,601)       235,599
   Mortgage prepayment penalties                                              827,013             --
   Write-off of loan costs on refinanced loans                                176,769             --
   Loss on sale of investment held for sale                                   210,843        814,471
                                                                          -----------    -----------
                                                                            1,330,397      1,404,614
                                                                          -----------    -----------

Loss Before Extraordinary Item                                             (2,091,312)    (3,344,350)
                                                                          -----------    -----------

Extraordinary Items - Extinguishment of Debt:
   Non-affiliates                                                             104,719             --
   Affiliates                                                               1,267,755             --
   Former chief executive officer                                             111,500             --
                                                                          -----------    -----------
                                                                            1,483,974             --
                                                                          -----------    -----------

Net Loss                                                                  $  (607,338)   $(3,344,350)
                                                                          ===========    ===========

Loss Per Share - Basic and Diluted :
   Before extraordinary item                                              $     (2.19)   $     (4.10)
   Extraordinary item                                                            1.56             --
                                                                          -----------    -----------
   Net loss                                                               $     (0.64)   $     (4.10)
                                                                          ===========    ===========

Weighted Average Number of Common Shares Outstanding                          953,058        816,316
                                                                          ===========    ===========

                 See notes to consolidated financial statements.


                               BARON CAPITAL TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Common Shares of
                                                           Beneficial Interest
                                                           -------------------
                                                          Shares         Amount        Deficit     Distributions        Total
                                                          -------        ------        -------     -------------        -----

Balance, December 31, 1999                               675,086    $  6,616,806   $ (4,743,987)   $   (342,507)   $  1,530,312

Year Ended December 31, 2000:
   Proceeds from sale of common shares of
      beneficial interest, net of offering costs          26,990         248,308             --              --         248,308
   Common shares issued in connection with
      Exchange Offering                                2,449,492      11,793,159             --              --      11,793,159
   Conversion of Operating Partnership units
      for shares of beneficial interest                 (113,912)             --             --              --              --
   Shares issued as commissions to broker-dealers
      in connection with Exchange Offering               124,903              --             --              --              --
   Credit for estimated fair value of
      services performed by officer                           --         217,000             --              --         217,000
   Net loss                                                   --              --     (3,344,350)             --      (3,344,350)
                                                       ---------    ------------   ------------    ------------    ------------

Balance, December 31, 2000                             3,162,559      18,875,273     (8,088,337)       (342,507)     10,444,429
                                                       ---------    ------------   ------------    ------------    ------------

Year Ended December 31, 2001:
   Common shares issued - settlement of debt              25,000          75,500             --              --          75,500
   Conversion of operating partnership units
      for shares of beneficial interest                  (22,455)             --             --              --              --
   Net loss                                                   --              --       (607,338)             --        (607,338)
                                                       ---------    ------------   ------------    ------------    ------------

Balance, December 31, 2001                             3,165,104    $ 18,950,773   $ (8,695,675)   $   (342,507)   $  9,912,591
                                                       =========    ============   ============    ============    ============

                 See notes to consolidated financial statements.

                                                    BARON CAPITAL TRUST

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended
                                                                                                  December 31,
                                                                                                  -----------
                                                                                               2001          2000
                                                                                               ----          ----
Cash Flows from Operating Activities:
   Net loss                                                                               $  (607,338)   $(3,344,350)
   Adjustments to reconcile net loss to net cash and cash
      equivalents (used in) provided by operating activities:
         Impairment of investments                                                             65,130        354,544
         Provision (recovery) for loan losses                                                (641,601)       235,599
         Credit for estimated fair value of services performed by officer                          --        217,000
         Extinguishment of debt                                                            (1,483,974)            --
         Depreciation                                                                       1,143,826        987,754
         Write-off of related party notes receivable                                        1,093,124             --
         Loss on sale of asset held for investment                                            210,854        814,471
         Amortization of loan costs                                                           107,809        162,220
         Write-off of loan costs on refinanced mortgages                                      176,769             --
         Equity in net loss of unconsolidated partnership                                          --        229,064
         (Increase) decrease in operating assets:
            Reimbursed administrative expense receivable                                           --         36,997
            Due from managing shareholder                                                          --         14,783
            Other assets                                                                     (250,090)         8,917
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued liabilities                                         (901,664)       147,888
            Security deposits                                                                  13,505            464
            Accrued interest payable, affiliates                                                   --        289,588
                                                                                          -----------    -----------
               Net cash and cash equivalents (used in) provided by operating activities    (1,073,650)       154,939
                                                                                          -----------    -----------

Cash Flows from Investing Activities:
   Proceeds from the sale of investment held for sale, net                                  3,424,146             --
   Additions to rental apartments                                                            (638,529)      (196,277)
   Purchases of other property and equipment                                                  (38,680)        (4,979)
   Cash distributions from partnerships                                                            --          6,082
   Increase in restricted cash                                                                 29,615         13,841
                                                                                          -----------    -----------
               Net cash and cash equivalents provided by (used in) investing activities     2,776,552       (181,333)
                                                                                          -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from mortgage refinancings                                                      8,095,000             --
   Payments on mortgages payable                                                           (8,474,147)      (503,960)
   Proceeds from sale of common shares of beneficial interest                                      --        248,308
   Payments on notes payable                                                                 (554,862)      (100,000)
   Increase in loans payable to affiliates, net                                               636,574        369,180
                                                                                          -----------    -----------
               Net cash and cash equivalents (used in) provided by financing activities      (297,435)        13,528
                                                                                          -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                        1,405,467        (12,866)

Cash and Cash Equivalents, Beginning                                                           20,908         33,774
                                                                                          -----------    -----------

Cash and Cash Equivalents, Ending                                                         $ 1,426,375    $    20,908
                                                                                          ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                              $ 1,847,309    $ 1,738,426
                                                                                          ===========    ===========

                 See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



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

             Senior management of the Trust manages the operations of the Trust and the Operating Partnership subject to the supervisory authority of the Board of Trustees of the Trust over the activities of the Trust and the Operating Partnership and the Board's prior approval authority in respect of certain actions of the Trust and the Operating Partnership specified in the Declaration of Trust of the Trust.

             The Trust's Declaration authorizes it to issue up to 25,000,000 shares of beneficial interest, no par value per share, consisting of common shares and of preferred shares of such classes with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption as the Board of Trustees may create and authorize from time to time in accordance with Delaware law and the Declaration.

             The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

         Basis of Presentation

             The accompanying consolidated financial statements include the consolidated accounts of the Trust and the Operating Partnership. The Trust is the general partner of the Operating Partnership and owns approximately 24% of the limited partner units of the Operating Partnership. The consolidated accounts of the Operating Partnership include the accounts of 25 controlled limited partnerships that at December 31, 2001 had an indirect equity and/or debt interest in 27 apartment communities. Interest in 22 of the 25 limited partnerships was acquired as a result of the Exchange Offering that was consummated April 7, 2000 (see Note 3).

             All significant intercompany transactions and balances have been eliminated in consolidation.

             The minority interest of unitholders in the Operating Partnership represents the 757,746 limited partnership units owned by the Original Investors of the Operating Partnership (see Note 15), and is stated at the amount of the capital contribution by them to the Operating Partnership ($100,000), reduced by their proportionate share of the net loss of the Partnership limited to the $100,000 contribution. For 2000, the entire balance of the proportionate share of the net loss of the Operating Partnership of $577,000 was charged to the majority unitholders. For 2001, the minority unitholders' proportionate share of the net loss was allocated to them. As of December 31, 2001, 757,746 Operating Partnership limited partnership units issued to the Original Investors are subject to escrow restrictions and 757,746 units are convertible into common shares of the Trust, respectively (see Note 15).

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

             Receivables from Affiliates

                Mortgage notes receivable are comprised mainly of second mortgages whose ultimate repayment is subject to the performance of the underlying property and timing of repayments. Other receivables are comprised of notes, lines of credit and advances receivable (see Note 7). The Trust establishes an allowance for loan losses when it believes the principal balance and accrued interest will not be recovered.

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

             Depreciation is computed on a straight-line basis over the estimated useful lives of the properties as follows:

                                                Estimated Useful Lives (Years)
                                                ------------------------------
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

         Investments in Partnerships

             The Trust, through the Operating Partnership, accounts for its investments in limited partnerships in which it is deemed not to have the controlling interest, but has more than a minor limited partnership interest, utilizing the equity method of accounting. The Operating Partnership's investments in Alexandria Development, L.P., which represent a 40% interest at December 31, 2001, is accounted for using the equity method (see Note 6).

         Mortgage Notes Receivable - Affiliates

             Mortgage notes receivable are recorded at cost, less the related allowance for impairment, if any, of such mortgage notes receivable. The Trust accounts for such notes under the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Trust will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of impairment is measured based upon (a) the present value of expected future cash flows discounted at the note's effective interest rate; and (b) the liquidation value of the note's collateral reduced by expected selling costs and other notes secured by the same collateral. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such receivables until the principal has been recovered, and are recognized as interest income thereafter.

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

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

             Certain items included in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

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

             The fair value of debt instruments has been estimated by using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At December 31, 2001, the differences between estimated fair value and the carrying value of debt instruments were not material.

         Recent Accounting Pronouncements

             In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)

             30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Partnership is required and plans to adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. The Trust has not determined the impact that SFAS 144 will have on its financial statements.

             In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for the Trust's financial statements beginning January 1, 2002. The Trust believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Trust.

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

             In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140) was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material effect on the financial position or results of operations of the Trust.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)

             In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferred of the Effective Date of SFAS No. 133 an Amendment of SFAS No. 133", which deferred the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, the Trust has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Adoption of the new standard on January 1, 2001 had no effect on the financial statements of the Trust.

NOTE 2.  EXCHANGE OFFERING

         On April 7, 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties and one condominium apartment property. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units (with an initial assigned value of $24,494,920) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a principal unit holder of the Operating Partnership.

         Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

         The Exchange Offering expired on April 7, 2000. Under the terms of the Exchange Offering, Exchange Limited Partners in a particular Exchange Partnership were entitled to participate in the offering only if limited partners holding at least 90% of the units of limited partnership

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 2.  EXCHANGE OFFERING (Continued)

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

         In April 2001, the Operating Partnership caused one of the Exchange Partnerships to sell its record title interest in one of the Exchange Properties, Glen Lake Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions.

         For financial statement presentation purposes, it is assumed that the Operating Partnership Units of limited partnership interest in the Operating Partnership issued to Exchange Limited Partners in the Exchange Offering have been issued as Common Shares of the Trust, since the unit holders are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any unit holder who requests an exchange and subject to certain other exceptions.

         The following unaudited pro forma summary presents consolidated financial information as if the Exchange Partnerships had been acquired effective January 1, 2000. The pro forma amounts include adjustments for depreciation as a result of the adjustment to fair value of the residential apartment properties and interest associated with the related mortgages. The pro forma information does not necessary reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined partnerships. No pro forma information is presented for 2001 since the consolidated financial information of the Exchange Partnerships is included in the consolidated statement of operations for 2001.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 2.  EXCHANGE OFFERING (Continued)
                                                            2000
                                                            ----
        Total revenues                                 $  6,780,000
        Cost and expenses                                10,234,000
                                                         ----------
        Net loss                                       $ (3,454,000)
                                                        ===========

        Weighted average number of shares                   816,316
                                                            =======

        Net loss per share                                   $(4.23)
                                                              =====

NOTE 3.  RENTAL APARTMENTS

         In 1998, the Trust, in three separate transactions, acquired the entire limited partnership interest in three Florida partnerships each owning a residential apartment property in Florida representing an aggregate of 197 units. The aggregate consideration paid by the Trust was approximately $2,234,000.

         In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the Exchange Offering) under which it acquired additional interests in residential apartment properties and one condominium apartment property (see Note
         2). In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners in 23 limited partnerships which directly or indirectly own equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property (containing an aggregate of 1,602 units) located in the southeast and mid-west United States. As noted in Notes 2 and 5, in April 2001, the Operating Partnership sold one of the properties representing 144 units.

NOTE 4.  RENTAL APARTMENT HELD FOR SALE

         During 2001, the Trust decided to sell two residential apartment properties - Stadium Club Apartments, a 60-unit apartment building located in Florida and Steeplechase Apartments, a 72-unit apartment building located in Indiana. The decision to sell these properties was based on the properties' lack of performance and their continuing need for cash to operate.

         The Trust expects to sell these properties in 2002. The carrying amount of the properties was adjusted to their estimated realizable value at December 31, 2001 resulting in a write-down of $65,130.

          Property                                     Carrying Amount
          --------                                     ---------------
          Stadium Club Apartments                        $1,642,000
          Steeplechase Apartments                         1,529,564
                                                          ---------
          Total                                          $3,171,564
                                                          =========

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 4.  RENTAL APARTMENT HELD FOR SALE (Continued)

         The results of operations of these properties for the year ended December 31, 2001 were as follows:

                                         Stadium Club    Steeplechase
                                         ------------    ------------
          Revenue                         $ 298,995       $ 302,095
          Expenses                          516,937         423,238
                                           --------        --------
          Net Loss                        $(217,942)      $(121,142)
                                           ========        ========

NOTE 5.  SALE OF PROPERTY

         On December 7, 2000, the Independent Trustees of the Trust accepted an offer to sell Glen Lake Arms Apartments (Glen Lake), a 144-unit apartment building located in St. Petersburg, Florida for approximately $3,900,000. The decision to sell Glen Lake was based on the property's lack of performance and its continuing need for cash to operate. On April 30, 2001, the Partnership consummated the sale of Glen Lake resulting in a loss on the sale of $210,843.

         The results of operations of Glen Lake for the four months ended April 30, 2001 were as follows:

          Rental and other income                          $328,816
          Expenses                                          294,300
                                                            -------
             Excess of income over expenses               $  34,516
                                                           ========

NOTE 6.  INVESTMENT IN PARTNERSHIP

         On October 14, 1998, the Operating Partnership acquired an approximate 12% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership, which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky (the "Alexandria Property"). An affiliate of the Trust sold the partnership interest in the Alexandria Property to the Operating Partnership and also formerly served as the managing general partner of the Alexandria Property. As of December 31, 2001, the Operating Partnership owned twenty-six (26) units out of a total of sixty-five (65) units of limited partnership interest (40%).

         Due to recurring losses incurred by the Alexandria Property, a partners' deficiency, and an updated appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management decided to write off the investment in Alexandria, resulting in a charge to operations of approximately $355,000 in 2000.

         The equity in net loss in Alexandria was approximately $229,000 for 2000.

         The Alexandria Partnership defaulted on its first mortgage construction loan when it matured in December 2000, and the lender has exercised its right to accelerate payment of the loan. In December 2001, a Kentucky court appointed a receiver to manage the property. The construction

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 6.  INVESTMENT IN PARTNERSHIP (Continued)

         contractor is owed approximately $890,000 for construction costs, penalties and interest. Sigma Renaissance Corporation (an entity controlled by a Trustee of the Trust that now controls and manages the property) recently filed for bankruptcy protection on behalf of the Alexandria Partnership, and is currently negotiating with the lender and the construction contractor to address the defaults.

NOTE 7.  RECEIVABLES FROM/TO AFFILIATES

         Mortgage Notes Receivable

             As of December 31, 2001, the Trust held discounted mortgage notes, including accrued interest, with a carrying value of $3,079,053, net of allowance for loan losses of approximately $1,940,000. The total face value plus accrued interest on these notes amounted to $7,304,505 at December 31, 2001. The notes accrue interest at interest rates ranging from 6% to 12% and are generally paid currently to the extent of available cash flows. As of December 31, 2001, accrued interest relating to these mortgage notes receivables amounted to $1,471,900. The notes mature at various dates through April 20, 2008. The notes are secured by unrecorded liens upon certain real and personal property and are subordinated to first mortgages, which in the aggregate amounted to approximately $11,500,000 at December 31, 2001.

             The changes in the allowance for loan losses during 2001 and 2000 was as follows:

                                                        2001             2000
                                                        ----             ----

              Beginning balance                        $2,580,000     $2,344,400
              Provision (recovery) for loan losses       (640,000)       235,600
                                                       ----------     ----------
                 Ending balance                        $1,940,000     $2,580,000
                                                        =========      =========

             During 2001, first mortgages of properties underlying certain partnerships were refinanced with a portion of the proceeds remitted to the Trust to pay down subordinated notes. As a result of the reduction in these subordinated notes, the Trust recognized a recovery against the loan loss reserve of $640,000.

         Lines of Credit

             The Trust extends lines of credit to affiliates and is liable under lines of credit extended to the Exchange Properties from affiliates. All amounts accrue interest at 10% per annum and are due on demand. The balance due from affiliates under lines of credit was $724,498, with accrued interest of $376,078, as of December 31, 2001. Amounts due to affiliates under the lines of credit were $225,366, with accrued interest of $31,366, as of December 31, 2001.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 7.  RECEIVABLES FROM/TO AFFILIATES (Continued)

         Advances To/From

             From time to time, the Trust advances funds to and receives advances from affiliates. These transactions are generally less than $20,000, non-interest bearing and are due on demand. Advances due from affiliates totaled $132,400 as of December 31, 2001. Advances due to affiliates totaled $916,508 as of December 31, 2001.

         Summary of Receivables/Payables - Affiliates:
                                                                     Receivables       Payables

          Mortgage notes receivable plus accrued interest, net of
             allowance for loan losses of $1,940,000                  $4,550,953     $       --
          Lines of credit                                              1,100,576        257,032
          Advances                                                       132,400        916,508
                                                                      ----------     ----------
             Total                                                    $5,783,929     $1,173,540
                                                                      ==========     ==========

NOTE 8.  OTHER PROPERTY AND EQUIPMENT

         Furniture and equipment                                                       $122,941
         Computer equipment and software                                                 77,266
         Leasehold improvements                                                          20,813
                                                                                       --------
                                                                                        221,020
         Less accumulated depreciation                                                  114,699
                                                                                       --------
                                                                                       $106,321
                                                                                       ========

         Depreciation expense for other property and equipment for the years ended December 31, 2001 and 2000 was $38,319 and $34,001, respectively, and is included in other administration expenses in the consolidated statement of operations.

NOTE 9.  MORTGAGES PAYABLE

         In 1998, the Trust acquired interest in three limited partnerships each owning a residential apartment property. In connection with the Exchange Offering completed April 7, 2000, the Trust acquired 16 partnerships that directly owned interests in 15 residential properties. Each property had a mortgage that is secured by such property. Total mortgage loans on these 18 properties amount to $23,161,025 at December 31, 2001. The mortgage loans bear interest at rates ranging from 6.5% to 9.5% and mature on various dates through December 2028. On February 5 and July 31, 2001, the Partnership refinanced the first mortgages on four rental properties (see Note 10).

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 9.  MORTGAGES PAYABLE (Continued)

         The aggregate maturities of mortgages payable for each of the five years subsequent to December 31, 2001 are as follows:

                                             Principal       Interest          Total
         Year ending December 31:
            2002                             $   289,285     $1,606,649     $ 1,895,934
            2003                                 310,649      1,585,284       1,895,933
            2004                                 333,612      1,562,322       1,895,934
            2005                               9,041,030      1,411,247      10,452,276
            2006                               7,046,044        756,050       7,802,094
            2007 and thereafter                6,140,406      1,672,240       7,812,646
                                             -----------      ---------     -----------
               Total                         $23,161,025     $8,593,791     $31,754,816
                                             ===========      =========     ===========

NOTE 10. MORTGAGE REFINANCING

         On February 5 and July 31, 2001, the Trust refinanced the first mortgages on four rental properties. The new information pertaining to the mortgages is as follows:

                                                         Interest       Term           Maturity           Monthly
          Property                        Mortgage         Rate       (Years)            Date            Payments
          --------                        --------         ----       -------            ----            --------

          Pineview                       $2,700,000        7.51%         25        February 5, 2011       $19,970
          Heatherwood                     1,900,000        7.51          30        February 5, 2011        13,298
          Eagle Lake                      1,900,000        7.51          25        February 5, 2011        14,053
          Crystal Court I                 1,595,000        7.26          30         July 30, 2011          10,892

         The Trust received approximately $1,875,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Trust paid one-time prepayment penalties of approximately $827,000, which is included in other expenses in the accompanying consolidated statement of operations.

NOTE 11. NOTES PAYABLE

         The Trust has unsecured notes payable to three entities (controlled by a Trustee of the Trust) with annual interest rates ranging from 10% to 10.4% and is due on demand. As of December 31, 2001, the principal balance outstanding on these notes was $1,441,108, with accrued interest of $292,201 and accrued maturity premium payment of $118,827, totaling $1,852,136.

NOTE 12. EXTINGUISHMENT OF INDEBTEDNESS TO FORMER CHIEF EXECUTIVE
         OFFICER AND AFFILIATES

         In connection with the sale of the Glen Lake property described in Note 5, the Trust extinguished approximately $1,268,000 of payables due to affiliates and $111,500 due to the Trust's former Chief Executive Officer. These liabilities were owed by Florida Capital Income Fund IV, Ltd.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 12. EXTINGUISHMENT OF INDEBTEDNESS TO FORMER CHIEF EXECUTIVE
         OFFICER AND AFFILIATES (Continued)

         (former owner of the Glen Lake property) (one of the Exchange Partnerships) to certain affiliates which were owned or controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer. These amounts are reported as an extraordinary item in the accompanying consolidated statement of operations for 2001.

         The Trust also wrote off accrued interest payable of approximately $113,000 relating to the extinguished payables due to related parties and approximately $23,000 of accounts payable. These amounts were recorded as reductions to interest expense and other administrative expenses in the accompanying consolidated statement of operations for 2001.

         During 2001, the Trust entered into a settlement with parties who provided legal counsel during the Exchange Offering. This settlement resulted in the extinguishment of approximately $105,000 in obligations that were previously included in accounts payable. This amount is recorded as a reduction of professional services in the accompanying consolidated statement of operations for 2001.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         Contract to Purchase Additional Properties

             In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004.

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

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

         Contract to Purchase Additional Properties (Continued)

             In connection with the transaction, the Trust (along with Mr. McGrath, its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of February 14, 2002, approximately $6,478,000 of the first mortgage loan had been drawn down. The interest rate on the first mortgage loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could require the Trust to buy out the bank's position on the entire amount of the loan.

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

             The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. According to counsel for Burgundy-Boone, LLC, as of November 2001, principal and interest payments on the first mortgage loan are current. However, there can be no assurance that the first mortgage loan will not again go into default, in which event Burgundy-Boone, LLC might attempt to begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

         Contract to Purchase Additional Properties (Continued)

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

         Officers' Compensation

             Prior to January 1, 2001, a founder of the Trust and the Operating Partnership had agreed to serve as Chief Executive Officer in exchange for compensation in the form of Trust common shares or Operating Partnership units in an amount not to exceed 25,000 common shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance. As of December 31, 2000, no Trust common shares or Operating Partnership units had been issued to the former Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Operating Partnership, a provision of $217,000 was made in the financial statements for the estimated fair value of the services rendered by the former Chief Executive Officer for 2000. Effective December 31, 2000, no compensation expense was charged for the services provided by the former Chief Executive Officer, as these services were minimal to the Trust's operations.

             On August 28, 2000, the Trust entered into employment agreements with the President and Chief Executive Officer (CEO) and with the Chief Financial Officer (CFO) through December 31, 2001. Under the terms of the agreement, the Trust through the Operating Partnership paid the CEO and the CFO $173,356 and $111,382, respectively, for their services in 2001. In addition, the CEO and the CFO received $60,000 and $40,000, respectively, as an incentive to remain in the employment of the Trust through the term of the agreement. Since January 1, 2002, they have served in such capacities without employment agreements.

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

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

         Operating Leases

             During 2001, the Operating Partnership executed an operating lease for its office facilities. The lease, which expires on June 30, 2002, requires monthly payments of $1,100. The Operating Partnership has the option to renew this lease on a month-to-month basis for 24 months commencing at the expiration of the initial lease term. All of the terms and conditions of the lease shall apply during the renewal term except that the monthly rent shall be $1,400 per month for the first 12 renewed months and $1,470 per month for the second 12 renewed months. Minimum future lease payments through June 30, 2002 are $6,600.

             Rent expense was approximately $35,000 and $42,500 for 2001 and 2000, respectively.

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

NOTE 14. RELATED PARTY TRANSACTIONS

         Trust Management Agreement

             In 1998, the Trust entered into a Trust Management Agreement with the former Managing Shareholder under which the former Managing Shareholder was obligated to provide management, administrative and investment advisory services to the Trust.

             On February 7, 2001, the Independent Trustees of the Trust and the former Managing Shareholder agreed to terminate the agreement effective December 31, 2000. At December 31, 2000, the Trust had accrued approximately $303,000 that represented all unpaid fees earned by the former Managing Shareholder through December 31, 2000. This amount was paid in 2001. In 2000, the Trust paid an aggregate of $333,151.

         Reimbursed Administrative Expenses

             During 2000, the Operating Partnership shared certain administrative expenses with a number of other partnerships that are related to the Operating Partnership by means of a common person who is the sole stockholder and officer of the general partner of these partnerships and was a former officer of the general partner of the Operating Partnership. These administrative expenses were allocated as described below, and the allocated expenses were reimbursed to the Operating Partnership by these other partnerships. The allocation of the costs was determined based upon an analysis of those administrative costs directly associated

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 14. RELATED PARTY TRANSACTIONS (Continued)

         Reimbursed Administrative Expenses (Continued)

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

             During 2000, the Operating Partnership was reimbursed approximately $370,000 for administrative expenses, which have been presented as reductions of the specific related category of administrative expenses in the accompanying consolidated financial statements.

NOTE 15. SHAREHOLDERS' EQUITY

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

             Of these units, 2,449,492 units were exchanged for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or mortgage interests in one or more residential apartment properties and one condominium apartment property. Prior to the completion of the exchange, the Exchange Partnerships were managed by corporate general partners who were affiliated with the founders and former Chief Executive Officer of the Trust and the Operating Partnership. The registration statement was declared effective on November 9, 1999, and the Exchange Offering commenced shortly thereafter.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 15. SHAREHOLDERS' EQUITY (Continued)

         Exchange Offering (Continued)

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

             By virtue of the completion of the Exchange Offering, the Operating Partnership acquired equity and/or subordinated mortgage and other debt interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. The Operating Partnership acquired interests in a particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships directly or indirectly owned equity and/or mortgage interests in one or more properties. As described in Notes 2 and 5, the Operating Partnership sold one of the properties. Certain of the Exchange Partnerships in which the Operating Partnership owns an interest, directly or indirectly own equity interests in 15 properties, which consist of an aggregate of 868 residential apartment units (comprised of studio, one, two, three and four bedroom units). Certain of the Exchange Partnerships in which the Operating Partnership owns an interest, directly or indirectly own mortgage and other debt interests in 10 properties, which consist of an aggregate of 590 existing residential apartment units (studio and one and two bedroom units) and 152 condominium apartment units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership owns an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. See Note 2 regarding the completion of the Exchange Offering on April 7, 2000.

             In connection with the Exchange Offering, 124,903 Trust common shares were issued in 2000 as a commission to broker-dealers who assisted the Operating Partnership in consummating the Exchange Offering. The shares were issued at a value of $10 per share and are reflected at a net zero value in the accompanying Statement of Shareholders' Equity.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 15. SHAREHOLDERS' EQUITY (Continued)

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

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 15. SHAREHOLDERS' EQUITY  (Continued)

         Operating Partnership Limited Partnership Units (Continued)

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

NOTE 16. NET LOSS PER SHARE

         The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

         Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share that includes dilutive common share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive in 2001 and 2000.

         The components used in calculating basic net loss per share are as follows:

                                                         Weighted         Net
                                                         Average          Loss
                                       Net Loss           Shares       Per Share
                                      -----------        --------      ---------

          2001                        $  (607,338)        953,058       $ (.64)
                                      -----------        --------       --------

          2000                        $(3,344,350)        816,316       $(4.10)
                                      ===========        ========       ========

         Assuming that the Original Investors had exchanged their limited partnership units for an equivalent net amount of 757,746 Common Shares in 2001 and 2000, the net loss per share on an as-converted basis would have been $(.35) and $(2.12) per share for 2001 and 2000, respectively.

                              BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 17. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES

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

          Land and depreciable property                             $28,723,196
          Mortgage notes receivable, affiliates                       3,292,677
          Receivables and accrued interest, affiliates                3,262,522
          Other assets                                                  848,813
                                                                     ----------
             Total assets                                            36,127,208
                                                                     ----------

          Mortgage payable                                           19,766,015
          Notes payable and accrued interest                          2,320,586
          Payables and accrued interest, affiliates                   1,435,548
          Accounts payable                                              644,266
          Security deposits                                             167,634
                                                                     ----------
             Total liabilities                                       24,334,049
                                                                     ----------
                Equity                                              $11,793,159
                                                                     ==========

         During 2001, the Operating Partnership issued 25,000 units of limited partnership interest valued at $75,500 to settle amounts owed to a vendor.

NOTE 18. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         At December 31, 2001, the Trust had notes receivable due from an affiliated partnership amounting to $795,000, plus accrued interest of $298,125. During the fourth quarter of 2001, the affiliated partnership assigned its interest in the partnership to another entity controlled by a Trustee of the Trust. Based on the assignee's financial condition, the Trust's Management has determined that collectibility of these notes is remote. Accordingly, the Trust wrote off the entire notes receivable balance plus accrued interest in the fourth quarter of 2001.

NOTE 19. SUBSEQUENT EVENT

         In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Riverwalk property investments) entered into by prior management involved improper conduct. The Board will use the preliminary findings for discussions with the former Managing Shareholder of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith. The ultimate results of the preliminary findings and discussions will be reported at such time as they become definitive.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names of the persons that serve as members of the Board of Trustees and executive officers of the Trust and the Operating Partnership and their respective ages and positions are set forth below. Each of the Trustees other than Mr. Rydell has served since 1998; Mr. Rydell has served since 2001. The term of each Trustee is one year. There is no limitation on the number of terms a Trustee may serve.

Name                      Age         Position
----                      ---         --------

James H. Bownas           54          Independent Trustee
Peter M. Dickson          52          Independent Trustee
Jerome S. Rydell          56          Trustee
Robert L. Astorino        55          Chief Executive Officer - Trust and Operating Partnership
Mark L. Wilson            55          Chief Financial Officer - Trust and Operating Partnership


     The senior management of the Trust has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to (i) general supervision and review by the Independent Trustees and the other members of the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees. Two of the three current members of the Board are Independent Trustees. The term as Trustee of each of the current Trustees expires in May 2002, and each of them has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled on May 29, 2002.

     The management of the Trust has substantial prior experience in and knowledge of the residential apartment property and single-family housing market and its financing and experience in the management of investment programs and in directing their operations.

     James H. Bownas, an Independent Trustee on the Board of Trustees of the Trust, has been a principal in Gamble Hartshorn Johnson Co. LPA, a Columbus, Ohio law firm with a general practice since November 1996. Mr. Bownas's practice is concentrated in securities, real estate, taxation, corporate and estate planning. Between January 1996 and November 1996, Mr. Bownas managed his own legal practice. Between 1989 and January 1996, Mr. Bownas served as General Counsel, Vice President and Secretary of Lexford, Inc. ("Lexford") (formerly Cardinal Realty Services, Inc. and before that Cardinal Industries, Inc.), a publicly traded company headquartered in Reynoldsburg, Ohio which has sponsored numerous real estate investment limited partnerships. At Lexford, Mr. Bownas developed significant experience in the syndication of real estate investment limited partnerships, negotiated the resolution of over $2 billion of creditors' claims in connection with the bankruptcy reorganization of Cardinal Industries, Inc., and coordinated the transition of Cardinal Industries, Inc. from a bankruptcy creditor to a successful publicly traded company. Since 1995, Lexford has engaged in several arms-length transactions (none of which represented a material portion of Lexford's assets, liabilities, revenues or expenditures) with affiliates of Baron Advisors, Inc., the former Managing Shareholder of the Trust, pursuant to which multi-family real estate was sold to, purchased from and managed by and for such entities. Mr. Bownas's term as an Independent Trustee expires in May 2002, and he has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled for May 29, 2002.

     Peter M. Dickson, an Independent Trustee on the Board of Trustees of the Trust, has been managing director of the Guardian Management Company Limited, a global financial services corporation based in Bermuda, since January 1991. In addition, since 1994 Mr. Dickson has served as a director to Grosvenor Trust Company Limited, another Bermuda-based financial services corporation. Between 1985 and 1990, Mr. Dickson served as the Executive Vice President of Finance for The Wraxall Group, Bermuda. Between

1979 and 1985, Mr. Dickson held several positions with Peat, Marwick. Mr. Dickson's term as an Independent Trustee expires in May 2002, and he has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled for May 29, 2002.

     Jerome S. Rydell, a Trustee on the Board of Trustees of the Trust, is President, sole director and sole beneficial owner of Sigma Financial Corporation ("Sigma"), a NASD registered broker-dealer that acted as the underwriter of the Trust's public Cash Offering that ended in May 2000 and participated in the Operating Partnership's Exchange Offering, pursuant to which limited partners of certain limited partnerships formerly managed by affiliates of Mr. McGrath were offered the right to exchange their limited partnership interests in such partnerships in exchange for units of limited partnership interest in the Operating Partnership. Mr. Rydell is also President, sole director and sole beneficial owner of Sigma Planning Corporation, a registered investment advisor and a subsidiary of Sigma. Sigma was formed in 1983 and currently is licensed in 48 states. Its main office is located in Ann Arbor, Michigan and its 48-member staff supports more than 500 registered representatives. Both Sigma and Sigma Planning Corporation are registered with the Securities and Exchange Commission.

     Sigma is also participating in the private offering of units of limited partnership interest in Baron Lakeside Construction Fund, L.P. ("Baron Lakeside") and Baron SABH Construction Fund, L.P. ("Baron SABH"). The two partnerships, sponsored and formerly managed by affiliates of Mr. McGrath (and now managed by Sigma Renaissance Corporation ("Sigma Renaissance"), of which Mr. Rydell is a principal), are attempting to raise a total of $4,150,000. In September 2001, Mr. McGrath assigned all of the outstanding interests in the two partnerships and their corporate general partners to Sigma Renaissance. The net proceeds of these offerings will be used to make loans to owner/developers of residential condominium and apartment development properties to enable them to pay down first mortgage indebtedness secured by such properties and to cover outstanding payables owed to general contractors and other vendors of the projects, construction completion expenses, interest payments prior to repayment of the loans, working capital, and/or certain administrative expenses. The owner/developers of the properties to be developed were formerly controlled and managed by affiliates of Mr. McGrath. In September 2001, Mr. McGrath assigned all of the outstanding interests in the affiliates to Sigma Renaissance. Sigma Renaissance will have significant authority in respect of the funding of construction completion requests from owner/developers; the sale of properties to be developed; the management of entities which will be involved in the transactions contemplated in the two offerings; and distributions to limited partners of Baron Lakeside and Baron SABH.

     Mr. Rydell and other affiliates have also sponsored a number of securities offerings in both real estate and radio stations. In addition, other affiliated companies currently manage real estate assets comprised of 1,500 residential sites and $22 million of land contracts and mortgages in the metropolitan Detroit area. See also "ITEM 12 - CERTAIN RELATIONS AND RELATED TRANSACTIONS" below. Mr. Rydell's term as an Independent Trustee expires in May 2002, and he has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled for May 29, 2002.

     Robert L. Astorino has served as Chief Executive Officer of the Trust since May 2001 and as Chief Executive Officer of the Operating Partnership since May 1998. Between August 2000 and May 2001, he served as Chief Operating Officer of the Trust. From February 1998 through May 1998, he served as President - Property of Strategic Management Inc., a real estate management company affiliated with Mr. McGrath. From 1992 through January 1998, he served as President of The Housing Partnership, Inc., a Louisville, Kentucky-based real estate investment and consulting company. Between 1991 and 1992, Mr. Astorino served as Assistant Vice President, Real Estate Operations at Great Western Bank in Beverly Hills, California, where his responsibilities included the operation and sale of residential and commercial real estate obtained in foreclosure. Mr. Astorino also serves as a manager of Sigma Renaissance (see "ITEM 12 - CERTAIN RELATIONS AND RELATED TRANSACTIONS" below).

     Mark L. Wilson was elected Chief Financial Officer of the Trust and the Operating Partnership in November 1998. Between March 1998 and September 2001, Mr. Wilson also served as Chief Financial Officer for WaKuL, Inc., a provider of integrated communications services to owners, property managers and residents of residential apartment properties. WaKul, Inc. is controlled by Mr. McGrath. Between 1989 and 1997, Mr. Wilson served as Vice President of Baron Real Estate Services, Inc., an affiliate of Mr. McGrath. Mr. Wilson was responsible for financial control, accounting and tax functions for that company in addition to financial control and accounting for all of the properties which it managed. In addition, from 1992 through his resignation in March 1996, Mr. Wilson served as President of The Baron Companies, a registered securities broker-dealer which was the dealer manager of certain private offerings of limited partnerships affiliated with Mr. McGrath.

     The Corporate Trustee of the Trust is Barcap Realty Services Group, Inc. ("Barcap"), a Delaware corporation originally formed in July 1997 under the name Baron Capital Properties, Inc. It is a wholly owned subsidiary of the Trust. The primary duty of the Corporate Trustee is to operate an office in the State of Delaware as Delaware law requires that at least one of the trustees of a Delaware business trust (such as the Trust) have an office in Delaware. Barcap, as Corporate Trustee of the Trust, will act only at the direction of the Board of Trustees of the Trust, and will not take independent discretionary action on behalf of the Trust. The Corporate Trustee will not be compensated for its services, but will be reimbursed only for its reasonable out-of-pocket expenses in serving in such capacity which are approved in advance by the Board of Trustees. Such expenses are expected to be limited to those incurred in connection with the operation of its Delaware office. Barcap may in the future serve as a trustee of other similar entities that may be organized by the Trust or the Operating Partnership, and will also act as a Taxable REIT Subsidiary of the Trust, transacting all non-REIT related transactions for the Trust. The Chief Executive Officer and sole director of Barcap is Robert L. Astorino. The principal Delaware office of Barcap is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

     No reports were required to be filed in the most recent fiscal year pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, since the Trust's Common Shares are not registered under the act.


ITEM 10. EXECUTIVE COMPENSATION

                               Annual Compensation


                                                                                        Long Term              All Other
     Name and Principal Position          Year         Salary          Bonus           Compensation          Compensation
     ---------------------------          ----         ------          -----           ------------          ------------
Robert L. Astorino, Chief Executive
Officer - Trust and Operating
Partnership                               2001     $173,356           $60,000               --                 $7,385 (1)

Mark L. Wilson, Chief Financial
Officer - Trust and Operating
Partnership                               2001     $111,382           $40,000               --                 $6,575 (2)

(1)  Company car allowance

(2)  Company Car

     Each Independent Trustee is entitled to be paid an annual fee of $6,000 for serving in such capacity. In August 2000, the Trust entered into employment agreements with Mr. Astorino, to serve as President and Chief Operating Officer of the Trust, and Mr. Wilson, to serve as its Chief Financial Officer, through December 31, 2001. Under the terms of the agreements, the Trust, through the Operating Partnership, have paid Mr. Astorino $173,356 and Mr. Wilson $111,382 per annum to serve in such capacities. In addition, Mr. Astorino and Mr. Wilson received $60,000 and $40,000, respectively, as an incentive payment to remain in the employment of the Trust through the term of the agreements. Since January 1, 2002, Mr. Astorino and Mr. Wilson have served as the Chief Executive Officer and the Chief Financial Officer, respectively, of the Trust and the Operating Partnership without employment agreements.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Shares of the Trust by (i) each Trustee, (ii) the Trust's Chief Executive Officer and each executive officer of the Trust, (iii) all executive officers of the Trust and the Operating Partnership as a group, and
(iv) to the Trust's knowledge, by any person owning beneficially more than 5% of the outstanding shares of such class, in each case at December 31, 2001. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all Common Shares shown as beneficially owned by such person.


       Name, Position and Address of                     Amount and Nature of
             Beneficial Owner                            Beneficial Ownership                        Percentage of Class
             ----------------                            --------------------                        -------------------
James H. Bownas
Independent Trustee
1 East Livingston Avenue
Columbus, Ohio  43215                                             --                                          --

Peter M. Dickson
Independent Trustee
33 Church Street
Hamilton, Bermuda  HM 12                                          --                                          --

Jerome S. Rydell
Trustee
c/o Sigma Financial Corporation
4261 Park Road
Ann Arbor, MI 48103                                           97,450 (1)                                    10.1%

Gregory K. McGrath
Principal Unitholder
1340 Clay Street, Suite 3000
Cincinnati, Ohio  45210                                       378,873 (2)                                   28.2%

Robert S. Geiger
Principal Unitholder (3)                                      378,873 (2)                                   28.2%

Robert L. Astorino
Chief Executive Officer-Trust and Operating
Partnership (4)                                               100,000 (2)                                    9.4%

Mark L. Wilson
Chief Operating Officer-Trust and Operating
Partnership (4)                                                   --                                          --

All executive officers and Trustees of the
Trust and Operating Partnership, as a
group (6)                                                     855,206                                       47.9%

     (1) Mr. Rydell is shown as the beneficial owner of such Common Shares by virtue of his ownership of Sigma Financial Corporation ("Sigma"), which earned such shares as commissions in connection with the Exchange Offering. See ITEM 12
- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS below. Sigma has allocated a portion of the Common Shares to its registered representatives who earned such shares for assisting the Operating Partnership in the Exchange Offering. As a result of such allocation, Sigma actually beneficially owns less than 5% of the outstanding Common Shares.

     (2) Mr. McGrath and Mr. Geiger, the co-founders and former officers of the Trust and the Operating Partnership, each own 378,873 Operating Partnership Units which are exchangeable into an equivalent number of Common Shares of the Trust. (For the purposes of this Report, the ownership percentages indicated above for Mr. McGrath and Mr. Geiger assume that they have converted their Units into an equivalent number of Common Shares.) Their Units have been deposited into an institutional escrow account. The escrowed Units (and/or Common Shares to the extent they exchange Units for Common Shares) are to be released in equal amounts on the sixth, seventh, eighth and ninth anniversary dates of the effectiveness of the Cash Offering, or earlier if certain financial goals are achieved by the Trust. Under the Declaration of Trust, no other Shareholder or Unitholder may hold more than 5% of the beneficial interest in the Trust. Mr. Astorino holds a 10-year warrant (which expires in February 2009) to acquire up to 100,000 Operating Partnership Units from Mr. McGrath at a nominal exercise price per unit. (For the purposes of this Report, the ownership percentage indicated above for Mr. Astorino assumes that he has exercised the warrant in full and converted the Units into an equivalent number of Common Shares.)

     (3) Mr. Geiger's current address is unknown.

     (4) The address of Mr. Astorino and Mr. Wilson is c/o Baron Capital Trust, 3570 U.S. Highway 98 North, Lakeland, Florida 33809.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From 1998 through 2001, the Trust directly or indirectly entered into several transactions described below in which the amount exceeded $60,000 and in which an executive officer or Trustee of the Trust or the Operating Partnership had an interest.

     1. The Trust contributed $3,858,240 (1998), $1,379,500 (1999), and $230,118
(2000) of the net proceeds from the Cash Offering to the Operating Partnership in exchange for 702,076 Operating Partnership Units. The Trust and the Operating Partnership were co-founded by Gregory K. McGrath and Robert S. Geiger and they formerly served as the Chief Executive Officer of the Trust and the Operating Partnership and the Chief Operating Officer of the Operating Partnership, respectively. They each own individually Operating Partnership Units as described above in "ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     2. The Operating Partnership acquired limited partnership interests in Alexandria Development, L.P. from an affiliate of Mr. McGrath. See "ITEM 2 - DESCRIPTION OF PROPERTIES - Description of Properties - Acquired Properties - Alexandria Property."

     3. In connection with the formation of the Trust and the Operating Partnership, Mr. McGrath and Mr. Geiger, the founders of the Trust and the Operating Partnership, subscribed for 1,202,160 Units in the Operating Partnership in exchange for a cash payment of $100,000. On May 31, 2000 (the termination date of the Cash Offering), pursuant to an agreement among Mr. McGrath, Mr. Geiger, the Trust and the Operating Partnership, each of Mr. McGrath and Mr. Geiger returned to the Operating Partnership all but 378,873 Units, representing 9.5% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. All outstanding Units, including those owned by Mr. McGrath and Mr. Geiger, are exchangeable into an equivalent number of Common Shares. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     4. As described in "ITEM 1 - DESCRIPTION OF BUSINESS - Brief Description of Properties - Exchange Offering," effective April 7, 2000, the Operating Partnership acquired equity and debt interests in residential apartment properties and one condominium apartment property in connection with the completion of an Exchange Offering made to individual limited partners of 23 limited partnerships in which Mr. McGrath either directly or indirectly held a beneficial interest.

     5. Described above under "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Results of Operations" are certain transactions involving Mr. McGrath, certain of his affiliates, and the Trust relating to the Burgundy Hills Property.

     6. Described below are certain transactions involving Jerome S. Rydell (a Trustee of the Trust), and the Trust, the Operating Partnership, and affiliates of Mr. McGrath. Mr. Rydell is the President, sole director and sole beneficial owner of Sigma Financial Corporation ("Sigma"), a registered securities broker-dealer. Sigma served as the underwriter in the sale of the Trust's Common Shares in its best-efforts public Cash Offering that ended in May 2000. Sigma earned approximately $560,000 in commissions for sales it completed in the offering. In addition, Sigma also earned five-year warrants (which expire in May
2003) to acquire 59,676 Common Shares at an exercise price of $13.00 per share. Sigma allocated a portion of the cash commissions and warrants to its registered representatives.

     Sigma also participated in the Exchange Offering completed in April 2000 by the Operating Partnership. In exchange for its services during the offering, Sigma earned 97,450 Common Shares, a portion of which it allocated to its registered representatives. Sigma has also participated as a broker-dealer in numerous private offerings by investment programs (including the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering and WaKul, Inc.) sponsored and managed by Mr. McGrath or his affiliates. Sigma, Mr. Rydell and certain of Sigma's registered representatives are owed more than $100,000 by those programs for outstanding commissions, offering fees, reimbursable expenses, and advances.

     Sigma also sponsored and manages certain real estate investment programs that as of December 31, 2001 are owed a total of approximately $1,852,136 for loans made to certain Exchange Partnerships controlled by the Operating Partnership.

     Sigma is also participating in the private offering sale of units of limited partnership interest in Baron Lakeside Construction Fund, L.P. ("Baron Lakeside") and Baron SABH Construction Fund, L.P. ("Baron SABH"). The two partnerships, sponsored and formerly managed by affiliates of Mr. McGrath (and now managed by Sigma Renaissance Corporation ("Sigma Renaissance"), or which Mr. Rydell is a principal), are attempting to raise a total of $4,150,000. In September 2001, Mr. McGrath assigned all of the outstanding interests in the two partnerships and their corporate general partners to Sigma Renaissance. The net proceeds of these offerings will be used to make loans to owner/developers of residential condominium and apartment development properties to enable them to pay down first mortgage indebtedness secured by such properties and to cover outstanding payables owed to general contractors and other vendors of the projects, construction completion expenses, interest payments prior to repayment of the loans, working capital, and/or certain administrative expenses. The owner/developers of the properties to be developed were formerly controlled and managed by affiliates of Mr. McGrath. In September 2001, Mr. McGrath assigned all of the outstanding interests in the affiliates to Sigma Renaissance.

     Following their completion, the development properties will be listed for sale, and the new development loans and prior development loans made by other investment limited partnerships sponsored and formerly managed by affiliates of Mr. McGrath (and now managed by Sigma Renaissance) to owner/developers formerly controlled by McGrath will be repaid out of the net proceeds from any such sales and sales of certain interests formerly beneficially owned by Mr. McGrath in other properties.

     Sigma Renaissance will have significant authority in respect of the funding of construction completion requests from owner/developers; the sale of properties to be developed; the management of entities involved in the transactions contemplated in the two offerings; and distributions to limited partners of Baron Lakeside and Baron SABH. In exchange for a construction fee, Sigma Renaissance will also supervise construction and serve as the onsite construction manager for the completion of development and construction on the unfinished development properties to be completed with the proceeds of the new development loans. Mr. Rydell and Robert L. Astorino, the Chief Executive Officer of the Trust and the Operating Partnership, serve as managers of Sigma Renaissance.

     The roles of Mr. Rydell, Sigma and Sigma Renaissance in the Baron Lakeside and Baron SABH transactions are designed (i) to mitigate conflicts of interest which affect Mr. McGrath due to his role as a former affiliate of Baron Lakeside, Baron SABH, owner/developers which borrow development funds and prior borrower and lender partnerships sponsored by Mr. McGrath and (ii) to provide for repayment of the new and prior development loans prior to the distribution of any net profits or any other payments to Mr. McGrath or any affiliates beneficially owned entirely by him attributable to the development properties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Documents filed as part of this report:

         (a) Exhibits are either attached as part of this Report or incorporated by reference herein.

Exhibit Number                Description
----------------------------- -------------------------------------------------

            3.1* Certificate of Business Trust Registration of the Registrant (incorporated herein by reference to
                              Exhibit 3.1 to the Form SB-2 Registration
                              Statement of Baron Capital Trust filed with the Securities and Exchange Commission on
                              September 5, 1997).
----------------------------- -------------------------------------------------

            3.2* Amended and Restated Declaration of Trust for the Registrant made as of August 11, 1998 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form S-4 Registration Statement of Baron Capital Properties, L.P. filed with the Securities and Exchange Commission on September 22, 1998 (Registration No. 333-55753)).
----------------------------- -------------------------------------------------

            3.3* Form of by-laws of the Registrant (incorporated herein by reference to Exhibit 3.3 to Amendment No. 3 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on May 15, 1998).
----------------------------- -------------------------------------------------

            4.1* Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on April 24, 1998).
----------------------------- -------------------------------------------------

----------------------------- --------------------------------------------------

           10.2* Form of Indemnification Agreement among the Registrant, Baron Advisors, Inc., and the Registrant's Independent Trustees and officers (included in Sections 3.6 and 3.7 of the Amended and Restated Declaration of Trust referenced above in Exhibit 3.2)
----------------------------- --------------------------------------------------

           10.3* Warrant Purchase Agreement, dated as of May 15, 1998, between the Registrant and Sigma Financial Corporation (incorporated herein by reference to
                              Exhibit 10.4 to Amendment No. 2 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on April 24, 1998).
----------------------------- --------------------------------------------------

           10.5* Form of Subscription Documents (incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of Baron Capital
                              Trust filed with the Securities and Exchange
                              Commission on
                              September 5, 1997).
----------------------------- --------------------------------------------------

           10.6* Agreement of Limited Partnership of Baron Capital Properties, L.P. dated as of May 15, 1998 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on May 15,
                              1998).
----------------------------- --------------------------------------------------

           10.7* Amended and Restated Security Escrow Agreement dated as of May 15, 1998 among Gregory K.
                              McGrath, Robert S. Geiger, Baron Capital Trust
                              and American Stock and Transfer Company
                              (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Form S-4 Registration Statement of Baron Capital Properties, L.P. filed with the Securities and Exchange Commission on January 29, 1999
                              (Registration No. 333-55753)).
----------------------------- --------------------------------------------------

           10.8* Founders' Subscription Agreement (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Form S-4 Registration Statement of Registrant filed with the Securities and Exchange Commission on January 29, 1999).
----------------------------- --------------------------------------------------

           10.9* First Amendment to Amended and Restated Security Escrow Agreement, dated April 30, 1999 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Form S-4 Registration Statement of Registrant filed with the Securities and Exchange Commission on June 2, 1999).
----------------------------- --------------------------------------------------

           10.10* Amendment to Founders' Subscription Agreement dated April 30, 1999 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Form S-4 Registration Statement of Registrant filed with the Securities and Exchange Commission on June 2, 1999).
----------------------------- --------------------------------------------------

            21**              Subsidiaries of the Registrant
----------------------------- --------------------------------------------------

            23** Consent of Rachlin Cohen & Holtz, Independent Certified Public Accountants
----------------------------- --------------------------------------------------

*    Previously filed.
**   Filed herewith.

                    (b)  Reports on Form 8-K:

                         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BARON CAPITAL TRUST

March 29, 2002                        By:      /s/ Robert L. Astorino
                                               ----------------------
                                                    Robert L. Astorino
                                                    Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date

/s/ Robert L. Astorino     Chief Executive Officer                    March 29, 2002
----------------------
     Robert L. Astorino    (Principal Executive Officer)
                           Chief Executive Officer of
                           Baron Capital Properties, Inc.
                           (Corporate Trustee)

/s/ Mark L. Wilson         Chief Financial Officer                    March 29, 2002
----------------------
     Mark L. Wilson        (Principal Financial and Accounting
                           Officer)

/s/ James H. Bownas        Trustee                                    March 29, 2002
----------------------
     James H. Bownas

/s/ Peter M. Dickson       Trustee                                    March 29, 2002
----------------------
     Peter M. Dickson