Form 10QSB
period 2002-03-31
BARON CAPITAL TRUST
filed 2002-05-15
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

               3570 U.S. Highway 98 North, Lakeland, Florida 33809

                    (Address of principal executive offices)

                                 (863) 853-2882
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|    No |_|

As of the date of this Report, the Registrant has outstanding 978,747 shares of beneficial interest ("Common Shares"), its only class of common equity.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        See following pages.

                               BARON CAPITAL TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                      March 31,     December 31,
                                                                        2002            2001
                                                                    ------------    ------------
                                                                     (Unaudited)
                                   ASSETS
Rental Apartments:
   Land                                                             $  4,986,900    $  4,986,900
   Rental property held for sale                                       3,144,766       3,171,564
   Depreciable property                                               23,968,683      23,968,683
                                                                    ------------    ------------
                                                                      32,100,349      32,127,147
   Less accumulated depreciation                                       3,465,427       3,228,396
                                                                    ------------    ------------
                                                                      28,634,922      28,898,751

Cash and Cash Equivalents                                              1,050,253       1,426,375
Restricted Cash                                                          471,884         330,279
Receivables from Affiliates                                            5,820,144       5,783,929
Other Property and Equipment                                             102,840         106,321
Other Assets                                                             745,302         875,673
                                                                    ------------    ------------
                                                                    $ 36,825,345    $ 37,421,329
                                                                    ============    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                $ 23,067,380    $ 23,161,025
   Accounts payable and accrued liabilities                              684,408       1,100,426
   Notes payable                                                       1,881,490       1,852,136
   Payables to affiliates                                              1,175,822       1,173,240
   Security deposits                                                     232,736         221,911
                                                                    ------------    ------------
         Total liabilities                                            27,041,836      27,508,738
                                                                    ------------    ------------

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 25,000,000
      shares authorized; 978,747 shares issued and outstanding        18,950,773      18,950,773
   Deficit                                                            (8,824,757)     (8,695,675)
   Distributions                                                        (342,507)       (342,507)
                                                                    ------------    ------------
         Total shareholders' equity                                    9,783,509       9,912,591
                                                                    ------------    ------------
                                                                    $ 36,825,345    $ 37,421,329
                                                                    ============    ============

            See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                             Quarter Ended
                                                               March 31,
                                                               ---------
                                                          2002           2001
                                                       -----------    -----------
Revenues:
   Property rental income                              $ 1,362,470    $ 1,569,482
   Interest and other income                               399,208        255,359
                                                       -----------    -----------
                                                         1,761,678      1,824,841

Real Estate Expenses:
   Depreciation                                            263,828        299,244
   Amortization of loan costs                               23,409         18,205
   Interest                                                464,107        522,692
   Repairs and maintenance                                 224,584        165,380
   Personnel                                               178,843        208,207
   Property taxes                                          114,780        140,977
   Property insurance                                       39,285         30,155
   Utilities                                               103,430        153,459
   Other                                                    99,682         27,291
                                                       -----------    -----------
                                                         1,511,948      1,565,610

Administrative Expenses:
   Personnel, including officer's compensation             124,590        155,290
   Professional services                                    46,570         66,083
   Other                                                   242,774        105,972
                                                       -----------    -----------
                                                           413,934        327,345

Loss Before Other Expenses                                (164,204)       (68,114)
                                                       -----------    -----------

Other Income (Expenses):
   Recovery of loan losses                                  35,122             --
   Mortgage prepayment penalties                                --       (534,075)
   Write-off of loan costs on refinanced loans                  --       (148,230)
                                                       -----------    -----------
                                                            35,122       (682,305)

Net Loss                                               $  (129,082)   $  (750,419)
                                                       ===========    ===========

Net Loss Per Share - Basic and Diluted                 $     (0.13)   $     (0.92)
                                                       ===========    ===========

Weighted Average Number of Common Shares Outstanding       970,020        816,316
                                                       ===========    ===========

           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                                    ---------
                                                                               2002           2001
                                                                            -----------    -----------
Cash Flows from Operating Activities:
   Net loss                                                                 $  (129,082)   $  (750,419)
   Adjustments to reconcile net loss to net cash and cash
      equivalents used in operating activities:
         Recovery for loan losses                                               (35,122)            --
         Depreciation                                                           263,828        307,743
         Amortization of loan costs                                              23,409         18,205
         Amortization of loan costs                                                  --        148,230
         Decrease in operating assets:
            Other assets                                                        106,962        132,105
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued liabilities                           (416,019)      (704,611)
            Accrued interest on related party debt                               29,354             --
            Security deposits                                                    10,825          5,970
                                                                            -----------    -----------
               Net cash and cash equivalents used in operating activities      (145,845)      (842,777)
                                                                            -----------    -----------

Cash Flows from Investing Activities:
   Purchases of other property and equipment                                      3,481             --
   Increase in restricted cash                                                 (141,604)       (63,148)
                                                                            -----------    -----------
               Net cash and cash equivalents used in investing activities      (138,123)       (63,148)
                                                                            -----------    -----------

Cash Flows from Financing Activities:
   Payments on mortgages payable                                                (93,645)      (107,799)
   Proceeds from mortgage refinancing                                                --      2,166,237
   Payments on notes payable                                                         --       (396,025)
   Increase (decrease) in loans payable to affiliates, net                        1,491       (287,942)
                                                                            -----------    -----------
               Net cash and cash equivalents (used in) provided
                  by financing activities                                       (92,154)     1,374,471
                                                                            -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                           (376,122)       468,546

Cash and Cash Equivalents, Beginning                                          1,426,375         20,908
                                                                            -----------    -----------

Cash and Cash Equivalents, Ending                                           $ 1,050,253    $   489,454
                                                                            ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                $   464,107    $   522,692
                                                                            ===========    ===========

           See notes to consolidated condensed financial statements.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The unaudited consolidated condensed balance sheet as of March 31, 2002, and the related unaudited consolidated condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001, and the unaudited consolidated condensed statements of shareholders' equity for the three months ended March 31, 2002 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for the periods presented, have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Trust's financial statements and notes thereto included in the Trust's December 31, 2001 Annual Report on Form 10-KSB.

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

      The Trust is the general partner of the Operating Partnership and owns approximately 24% of the limited partner units of the Operating Partnership. The consolidated accounts of the Operating Partnership include the accounts of 25 controlled limited partnerships that at March 31, 2002 had an indirect equity and/or debt interest in 27 apartment communities.

      All significant intercompany transactions and balances have been eliminated in consolidation.


NOTE 2. ADOPTION OF ACCOUNTING PRONOUNCEMENTS

      In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121,

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 2. ADOPTION OF ACCOUNTING PRONOUNCEMENTS (Continued)

      "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Trust adopted the provisions of SFAS 144 for the quarter ending March 31, 2002. The adoption of SFAS 144 did not have a material effect on the financial position or results of operations of the Trust.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which replace Accounting Principles Board Opinion Nos. 16, "Business Combinations" and 17, "Intangible Assets", respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. The Trust adopted SFAS 141 and 142 on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The adoption of SFAS 141 and 142 did not have a material effect on the financial position or results of operations of the Trust.


NOTE 3. COMMITMENTS AND CONTINGENCIES

      Contract to Purchase Additional Properties

      In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Due to events described below, the anticipated date of completion of the Burgundy Hills Property is currently uncertain.

      In connection with the transaction, the Trust obtained a right of first negotiation to purchase the property from its owner, Burlington Residential, Ltd., upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 3. COMMITMENTS AND CONTINGENCIES (Continued)

      Contract to Purchase Additional Properties (Continued)

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

      The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. According to its counsel, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property and has foreclosed on the property. The Trust has not been able to verify whether Burgundy-Boone, LLC has foreclosed on the property.

      The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. Due to the uncertainty as to the status of the first mortgage loan and the

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 3. COMMITMENTS AND CONTINGENCIES (Continued)

      Contract to Purchase Additional Properties (Continued)

      actions and intentions of Burgundy-Boone, LLC, the Trust's exposure on the guaranty is currently uncertain.

      According to its principal, in December 2001 Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property and held a mechanic's lien on the property in the amount of approximately $1,300,000, settled its claims with Burgundy-Boone, LLC, acting on behalf of the Borrower. Burgundy-Boone, LLC has completed construction on the last building in the first phase of the development.

      Warrants

      The Trust has outstanding warrants to purchase 59,676 common shares in the Trust at an exercise price of $13.00 per share. The warrants may be exercised at anytime and from time to time through May 15, 2003.

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

      Basic net income (loss) per share equals net loss divided by the weighted average shares outstanding during the period. The computation of diluted net loss per share that includes dilutive common share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for the three months ended March 31, 2002 and 2001.

      The components used in calculating basic net loss per share are as follows:

                                                          Weighted      Net
                                                 Net       Average      Loss
                                                 Loss      Shares    Per Share
      For the three months ended March 31:
         2002                                 $(129,082)   970,020    $(0.13)
                                               ========    =======     =====
         2001                                 $(750,419)   816,316    $(0.92)
                                               ========    =======     =====

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 5. CERTAIN TRANSACTIONS

      In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Riverwalk property investments) entered into by prior management involved improper conduct. The Board has used the preliminary findings for discussions with the former Managing Shareholder of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith. The ultimate results of the preliminary findings and discussions will be reported at such time as they become definitive.


NOTE 6. SUBSEQUENT EVENT

      On April 25, 2002, Barcap Realty Services Group, Inc. (the Corporate Trustee of the Trust), Baron Advisors, Inc. (the former managing shareholder of the Trust), and the Board of Trustees (the "Board") of the Trust executed the Amended and Restated Declaration of Trust (the "Amended Declaration") of the Trust. The Declaration of Trust is the agreement that governs the operation and management of the Trust and the relationship among, and rights and obligations of, the Shareholders and Trustees of the Trust. The Amended Declaration amended and restated the prior version of the Declaration of Trust of the Trust dated August 11, 1998 (the "Prior Declaration") to (i) reflect the resignation of Baron Advisors, Inc. (controlled by Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust) as the managing shareholder of the Trust, (ii) provide for the elimination of the role of Baron Advisors, Inc. as the managing shareholder of the Trust, (iii) provide for the Board to assume the obligations of the former managing shareholder in the management of the Trust, (iv) eliminate all provisions of the Prior Declaration that related to the Exchange Offering of Baron Capital Properties, L.P. (of which the Trust is the general partner and a limited partner) and the Cash Offering of the Trust which were completed in April 2000 and May 2000, respectively, and (v) correct certain typographical errors and other inconsistencies that are immaterial to the operation of the Trust and Baron Capital Properties, L.P. and to the rights of the Shareholders and Trustees of the Trust.

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

      As of March 31, 2002, the Trust owned 978,747 Operating Partnership Units, representing approximately 24% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust from the Operating Partnership with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

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

      In July 1998, the Operating Partnership also acquired a small minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust and the Operating Partnership), including certain of the Exchange Partnerships which participated in the Exchange Offering and are now controlled and managed by the Trust.

      During 1998 and 1999, the Operating Partnership also acquired a 40% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under development in Alexandria, Kentucky. As of March 31, 2002, 112 of the 168 planned residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 72 units had been rented as of March 31, 2002. The aggregate purchase price of the Operating Partnership's interest was $1,285,000, and it received an option to acquire the remaining limited partnership interests at the same price per percentage interest (for an additional option exercise price of approximately $1,950,000). The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. During 2000, the Operating Partnership purchased no additional units and the option expired in October 2000.

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

      In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against WaKul, Inc. (a telecommunications company controlled by Mr. McGrath), Mr. McGrath, and the Alexandria Partnership, among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Property. The Alexandria Partnership guaranteed WaKul, Inc.'s lease payments under the leasing agreement. The telecommunication equipment installed on the property is not essential to the operation of the property.

      The Alexandria Property is subject to first mortgage construction financing with a principal balance as of December 31, 2001 of approximately $8,525,000. The first mortgage is held by Fifth Third Bank. The Alexandria Partnership defaulted on the first mortgage construction loan when it matured in December 2000, and the lender has exercised its right to accelerate payment of the loan. In December 2001, a Kentucky court appointed a receiver to manage the property. The construction contractor is also owed approximately $890,000 for construction costs, penalties and interest. Sigma Renaissance Corporation, acting as the managing general partner of the Alexandria Partnership, recently caused the partnership to file for bankruptcy protection. The lender, however, was successful in lifting the automatic stay in the bankruptcy proceeding. As a result, it is currently anticipated that the bankruptcy proceeding will be dismissed and that the lender will begin foreclosure proceedings on the property.

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

      The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. According to its counsel, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property and has foreclosed on the property. The Trust has been unable to verify whether Burgundy-Boone, LLC has foreclosed on the property.

      The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. Due to the uncertainty as to the status of the first mortgage loan and the actions and intentions of Burgundy-Boone, LLC, the Trust's exposure on the guaranty is currently uncertain.

      According to its principal, in December 2001 Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property and held a mechanic's lien on the property in the amount of approximately $1,300,000, settled its claims with Burgundy-Boone, LLC, acting on behalf of the Borrower. Burgundy-Boone, LLC has completed construction on the last building in the first phase of the development.

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

      Consolidated Balance Sheet as of March 31,2002 Compared to December 31,
      2001

      During the three months ended March 31, 2002, total assets decreased by $595,984 to $36,825,345 while liabilities decreased by $466,902 to $27,041,836. The decrease in assets was mainly due to a reduction in cash used to pay down the accounts payable liability. The decrease in liabilities was primarily due to that payoff of accounts payable.

      Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

      Revenues decreased by $63,163 from $1,824,841 for the three months ended March 31, 2001 to $1,761,678 for the three months ended March 31, 2002. Real Estate Expenses for the properties owned by the Operating Partnership decreased from $1,565,610 for the three months ended March 31, 2001 to $1,511,948 for the three months ended March 31, 2002. The decrease in Revenues is the result of the sale of Glen Lakes and the loss of income generated by that property. The reduction in Real Estate Expenses was principally due to a reduction in interest expense resulting from the refinancing activity in 2001. Administrative Expenses increased by $86,589 from $327,345 for the three months ended March 31, 2001 to $413,934 for the three months ended March 31, 2002, primarily due to expenses incurred in connection with the relocation of the corporate offices. Other Income (Expenses) for the three months ended March 31, 2002 were $35,122. This income is the result of an adjustment to recover previously recognized loan losses on mortgage notes receivable. The Trust's Net Loss for the three months ended March 31, 2002 was $129,082 compared to a loss of $750,419 for the three months ended March 31, 2001.

      Liquidity and Capital Resources

      Net Cash Used in Operating Activities decreased by $696,932 from $842,777 cash used in the three months ended March 31, 2001 to $145,845 cash used in the three months ended March 31, 2002. The decrease in Net Cash Used in Operating Activities was principally due to the reduced net loss for the period. Net Cash Used in Investing Activities increased $74,975 from $63,148 cash used for the three months ended March 31, 2001 to $138,123 cash used for the three months ended March 31, 2002. The increase was principally due to an increase in restricted cash. Cash Flow Used in Financing Activities decreased by $1,466,625 from $1,374,471 cash provided in the three months ended March 31, 2001 to $92,154 cash used in the three months ended March 31, 2002. The cash proceeds of the refinancings in the first quarter of 2001 provided substantial cash from Financing Activities. There was no such activity in the first quarter of 2002 resulting in the increase in cash used.

      During the first three months of 2002, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry, which is measured as net income less depreciation, amortization, and other non-operating expenses and/or income) of $123,033 versus negative Funds From Operations of $249,335 during the first three months of 2001.

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

      In implementing these strategies, management has adopted the following action plans:

      o In many locations, the market for apartments has started to include re-billing of property water costs to tenants. The Operating Partnership has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit.

      o In the second quarter of 2001, the Operating Partnership sold one of its properties (Glen Lake Apartments) that, in the past, required substantial and frequent cash infusions. Additional properties are being evaluated for potential disposition.

      o The Operating Partnership has identified certain of its properties, which are performing well and have loans which are small relative to the value of the properties, given their excellent performance. Four properties were refinanced in the first three quarters of 2001, generating sufficient cash for the Operating Partnership to pay accounts payable, including those owed to professionals for services performed in connection with the Exchange Offering, and still have an amount in reserve. All four of these properties were refinanced at interest rates lower than the prior interest rate on the loans. The Operating Partnership received cash proceeds of approximately $1,875,000 as a result of refinancing these four properties.

      Management believes that the actions presently being taken by the Operating Partnership and the Trust provide the opportunity for them to improve liquidity and profitability. The completion in April 2000 of the Exchange Offering has, in the opinion of management, provided the critical mass necessary for profitable operations. The Operating Partnership and the Trust will make distributions to their Unitholders and Shareholders of net income, if any, generated from investments in property interests as cash flow allows.

      The Trust and the Operating Partnership intend to use their securities (including Common Shares and Units), proceeds from future sales of such securities, and available operating cash flow and financing from other sources to acquire interests in additional residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of applicable fees and expenses.

      The operating results of the Operating Partnership and the Trust will depend primarily upon income from the residential apartment properties in which they directly or indirectly own or acquire an equity or debt interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Operating Partnership and the Trust will also depend upon the pace and price at which they can acquire and improve additional property interests.

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

      The Trust believes that known trends, events or uncertainties which will or are reasonably likely to affect the short-term and long-term liquidity and current and future prospects of the Operating Partnership and the Trust include the performance of the economy and the building of new apartment communities. Although the Trust cannot reliably predict the effects of these trends, events and uncertainties on the property investments of the Operating Partnership and the Trust as a whole, some of the reasonably anticipated effects might include downward pressure on rental rates and occupancy levels.

      Two recent developments could have a material impact on the performance of the Trust and the Operating Partnership. First is the general downturn in the U.S. economy due in large part to the collapse of the technological sector. This translated into a significantly softer 2001 summer apartment rental market, particularly in Florida. Occupancies and collections have been negatively impacted for the last nine months, and management does not anticipate any improvement in the near term. The second development arises out of the horrible events of September 11, 2001. While management believes it is still too early to understand how deeply this event will impact the confidence of Americans and their way of life, it is likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates.

      Generally, there are no seasonal aspects of the operations of the Operating Partnership or the Trust that might have a material effect on their financial conditions or results of operation. However, for the last 36 months, one 60-unit student housing property owned by one of the Exchange Partnerships involved in the Exchange Offering has had an average occupancy rate of 55% for nine months of the year and 30% for the remaining three months of the year.

      Subject to the foregoing discussion, management believes that the Operating Partnership and the Trust have the ability to satisfy their cash requirements for the foreseeable future. However, management of the Trust believes that it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals.

      As part of the Trust's ongoing operations, management is reviewing the entire portfolio of properties to determine the potential for restructuring or refinancing various first mortgage loans. Additionally, properties whose recent performance has materially negatively impacted the Trust's operating results are being evaluated for possible sale. Certain of these properties have been listed for sale. The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing of its Common Shares on a recognized securities exchange. Additional size would also give the Operating Partnership and the Trust the operating margin necessary to support their valuable management team that is believed necessary for their long-term growth.

      The Trust and the Operating Partnership expect no material change in the number of employees over the next 12 months.

      In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Riverwalk property investments) entered into by prior management involved improper conduct. The Board has used the preliminary findings for discussions with the former Managing Shareholder of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith. The ultimate results of the preliminary findings and discussions will be reported at such time as they become definitive.

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

Item 2. Changes in Securities and Use of Proceeds


      Not Applicable.

Item 3. Defaults upon Senior Securities

      There were no defaults upon senior securities of the Trust in the first quarter of 2002.

      In connection with a transaction described above at "Part I - Item 2. Management's Discussion and Analysis or Plan of Operations - Results of Operations," the Trust (along with its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of a residential apartment property (the "Burgundy Hills Property") under development in Boone County, Kentucky. As of February 14, 2002, approximately $6,478,000 of the construction loan had been drawn down. The Borrower was previously controlled by Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust. In September 2001, Mr. McGrath assigned all of the outstanding partnership interest in the Borrower to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. The interest rate on the construction loan is KeyBank's prime rate (currently 4.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could require the Trust to buy out the bank's position on the entire amount of the construction loan.

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

      The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. According to its counsel, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property and has foreclosed on the property. The Trust has not been able to verify whether Burgundy-Boone, LLC has foreclosed on the property.

      The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. Due to the uncertainty as to the status of the first mortgage loan and the actions and intentions of Burgundy-Boone, LLC, the Trust's exposure on the guaranty is currently uncertain.

      According to its principal, in December 2001 Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property and held a mechanic's lien on the property in the amount of approximately $1,300,000, settled its claims with Burgundy-Boone, LLC, acting on behalf of the Borrower.


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

         3.2 Amended and Restated Declaration of Trust for the Registrant made as of April 25, 2002 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Baron Capital Trust filed with the Securities and Exchange Commission on May 6, 2002).

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


May 15, 2002

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