Form 10QSB
period 2002-09-30
BARON CAPITAL TRUST
filed 2002-11-19
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      See following pages.

                               BARON CAPITAL TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    September 30,     December 31,
                                                                         2002             2001
                                                                    -------------    -------------
                                                                     (Unaudited)
                             ASSETS
Rental Apartments:
   Land                                                             $   4,986,900    $   4,986,900
   Rental property held for sale                                        1,529,564        3,171,564
   Depreciable property                                                24,055,138       23,968,683
                                                                    -------------    -------------
                                                                       30,571,602       32,127,147
   Less accumulated depreciation                                        4,059,163        3,228,396
                                                                    -------------    -------------
                                                                       26,512,439       28,898,751

Cash and Cash Equivalents                                               1,054,158        1,426,375
Restricted Cash                                                           658,243          330,279
Receivables from Affiliates                                             5,856,642        5,783,929
Other Property and Equipment                                               34,513          106,321
Other Assets                                                              716,473          875,673
                                                                    -------------    -------------
                                                                    $  34,832,468    $  37,421,329
                                                                    =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                $  19,823,498    $  20,049,005
   Mortgages payable - rental property held for sale                $   1,455,201    $   3,112,020
   Accounts payable and accrued liabilities                               918,973        1,100,426
   Notes payable                                                        2,068,366        1,852,136
   Payables to affiliates                                               1,144,569        1,173,240
   Security deposits                                                      247,958          221,911
                                                                    -------------    -------------
         Total liabilities                                             25,658,565       27,508,738
                                                                    -------------    -------------

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 25,000,000 shares authorized; 978,767 and 936,346 shares issued and
      outstanding                                                      18,882,893       18,950,773
   Deficit                                                             (9,366,483)      (8,695,675)
   Distributions                                                         (342,507)        (342,507)
                                                                    -------------    -------------
         Total shareholders' equity                                     9,173,903        9,912,591
                                                                    -------------    -------------
                                                                    $  34,832,468    $  37,421,329
                                                                    =============    =============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Nine Months Ended               Three Months Ended
                                                               September 30,                   September 30,
                                                               -------------                   -------------
Revenues:                                                  2002            2001            2002            2001
                                                           ----            ----            ----            ----
   Property:
      Rental                                           $  4,068,791    $  4,234,132    $  1,347,876    $  1,289,137
   Interest and other income                              1,180,787       1,086,763         415,451         419,402
                                                       ------------    ------------    ------------    ------------
                                                          5,249,578       5,320,895       1,763,327       1,708,539
                                                       ------------    ------------    ------------    ------------

Real Estate Expenses:
   Depreciation                                             800,528         853,972         326,465         357,881
   Amortization of loan costs                                61,184          69,753          14,367          30,667
   Interest                                               1,415,651       1,344,748         444,384         329,446
   Repairs and maintenance                                  708,179         827,543         257,503         424,804
   Personnel                                                562,501         614,089         188,789         187,092
   Property taxes                                           346,551         381,152         115,809         117,319
   Property insurance                                       116,854          96,498          38,285          30,943
   Utilities                                                316,197         409,509         106,781         121,328
   Other                                                    368,321         321,142         196,977         195,775
                                                       ------------    ------------    ------------    ------------
                                                          4,695,966       4,918,406       1,689,360       1,795,255
                                                       ------------    ------------    ------------    ------------

Administrative Expenses:
   Personnel, including officer's compensation              648,977         438,381         219,922         133,852
   Professional services                                    218,527          59,931          45,748          (9,014)
   Other                                                    472,913         401,809         172,748         155,899
                                                       ------------    ------------    ------------    ------------
                                                          1,340,417         900,121         438,418         280,737
                                                       ------------    ------------    ------------    ------------
Loss Before Other Expenses and Extraordinary Item          (786,805)       (497,632)       (364,451)       (367,453)
                                                       ------------    ------------    ------------    ------------
Other (Income) Expenses:
   Income from loan discount repayment                           --        (400,881)             --        (400,881)
   Impairment of investments                                     --              --              --              --
   Provision (recovery) for loan losses                      39,996        (465,514)        (54,383)       (465,514)
   Mortgage prepayment penalties                                 --         827,013              --         292,938
   Write-off of loan costs on refinanced loans                   --         176,769              --          28,539
   (Gain) / Loss on sale of investment held for sale        (19,571)        210,854         (19,571)             --
                                                       ------------    ------------    ------------    ------------
                                                             20,425         348,241         (73,954)       (544,918)
                                                       ------------    ------------    ------------    ------------
Loss Before Extraordinary Item                             (807,230)       (845,873)       (290,497)        177,465
                                                       ------------    ------------    ------------    ------------
Extraordinary Items - Extinguishment of Debt:
   Non-affiliates                                           136,422              --         136,422              --
   Affiliates                                                    --       1,267,755              --         135,746
   Former chief executive officer                                --         111,500              --              --
                                                       ------------    ------------    ------------    ------------
                                                            136,422       1,379,255         136,422         135,746
                                                       ------------    ------------    ------------    ------------
Net Income(Loss)                                       $   (670,808)   $    533,382    $   (154,075)   $    313,211
                                                       ============    ============    ============    ============

Loss Per Share - Basic and Diluted :
   Before extraordinary item                           $      (0.83)   $      (0.89)   $      (0.30)   $       0.18
   Extraordinary item                                          0.14            1.45            0.14            0.14
                                                       ------------    ------------    ------------    ------------
   Net Income(Loss)                                    $      (0.69)   $       0.56    $      (0.16)   $       0.32
                                                       ============    ============    ============    ============

Weighted Avg. No. of Common Shares Outstanding              973,147         949,599         978,767         959,830
                                                       ============    ============    ============    ============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ending
                                                                                                 September 30,
                                                                                              --------------------
                                                                                              2002            2001
                                                                                              ----            ----
Cash Flows from Operating Activities:
   Net (Loss) Income                                                                      $   (670,808)   $    533,383
   Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities:
         Extinguishment of debt                                                               (136,422)     (1,483,974)
         Depreciation                                                                          800,528         853,972
         Write-off of related party notes receivable                                                --        (465,514)
         (Gain) Loss on sale of asset held for investment                                      (19,571)        210,854
         Amortization of loan costs                                                             61,184          69,753
         Provision for loan losses                                                              39,996
         Write-off of loan costs on refinanced mortgages                                            --         176,769
         Changes in operating assets and liabilities:
           Increase in operating assets:
              Other assets                                                                      68,171         (82,377)
           Increase (decrease) in operating liabilities:
              Accounts payable and accrued liabilities                                        (256,657)       (869,579)
              Security deposits                                                                 26,047          16,942
              Accrued interest payable, affiliates                                             178,955              --
                                                                                          ------------    ------------
               Net cash and cash equivalents (used in) provided by operating activities         91,423      (1,039,771)
                                                                                          ------------    ------------

Cash Flows from Investing Activities:
   Proceeds from sale of investment held for sale                                            1,400,000       3,424,146
   Additions to rental apartments                                                                   --        (119,629)
   Purchases of other property and equipment                                                        --           3,943
   Increase in restricted cash                                                                (327,964)       (251,431)
                                                                                          ------------    ------------
               Net cash and cash equivalents provided by investing activities                1,072,036       3,057,029
                                                                                          ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from mortgage refinancings                                                              --       8,095,000
   Payments on mortgages payable                                                            (1,664,162)     (8,400,008)
   Proceeds from (payments on) notes payable                                                   216,230        (342,973)
   Increase (Decrease) in loans payable to affiliates, net                                     (87,744)        172,462
                                                                                          ------------    ------------
               Net cash and cash equivalents used in financing activities                   (1,535,676)       (475,519)
                                                                                          ------------    ------------

Net  (Decrease) Increase in Cash and Cash Equivalents                                         (372,217)      1,541,739

Cash and Cash Equivalents, Beginning                                                         1,426,375          20,908
                                                                                          ------------    ------------

Cash and Cash Equivalents, Ending                                                         $  1,054,158    $  1,562,647
                                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                              $    971,267    $  1,344,748
                                                                                          ============    ============

Noncash financing activities:
     Units issued to settle debt                                                          $     32,120    $         --
                                                                                          ============    ============
     Surrender of escrowed limited partnership units                                      $   (100,000)   $         --
                                                                                          ============    ============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

            The unaudited consolidated condensed balance sheet as of September 30, 2002, and the related unaudited consolidated condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, and the unaudited consolidated condensed statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

            Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Trust's financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB.

      Organization

            Baron Capital Trust (the "Trust"), a Delaware business trust, is the general partner of Baron Capital Properties, L.P. (the "Operating Partnership" or the "Partnership"), a Delaware limited partnership, and owns 100% of the outstanding shares of BARCAP Realty Services Group, Inc., the Trust's Taxable REIT Subsidiary (the "TRS"). (The Trust, the Operating Partnership and the TRS are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby seek to maximize current and long-term income and the value of its assets. As its general partner, the Trust controls the operations of the Operating Partnership. The Trust controls the operations of the TRS by virtue of owning all of its outstanding stock. The Operating Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. The TRS manages residential apartment properties for third party owners, and shares personnel and space with the Operating Partnership.

             The Trust also owns the largest limited partnership interest in the Operating Partnership. As of September 30, 2002, the Trust owned 978,767 units of limited partnership interest ("Units") in the Operating Partnership (or approximately 23% of the then outstanding Units). Such Units represent Units acquired by the Trust from the Operating Partnership with the net proceeds from the Trust's Cash Offering completed in May 2000 and Units assigned to the Trust by holders of Units who have elected to convert their Units into common shares of beneficial interest ("Trust Shares") in the Trust since the completion of the Operating Partnership's Exchange Offering completed in April 2000. Limited partners of the Operating Partnership (other than the Trust) hold Units that are convertible by them into Trust Shares on a one-for-one basis, subject to certain limitations. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership. The Trust, which like the Operating

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization (cont'd)

            Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

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

            The accompanying consolidated financial statements include the accounts of the Trust, the Operating Partnership, the TRS and 25 controlled limited partnerships that at September 30, 2002 had an indirect equity and/or debt interest in 26 apartment communities.

            All significant intercompany transactions and balances have been eliminated in consolidation.

            The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Trust as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. The Trust believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Trust. Those provisions effective for financial statements issued on or after May 15, 2002 were adopted by the Trust and had no significant impact on the Trust.

            In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective January 1, 2003. The Trust believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Trust.

NOTE 3. SALE OF PROPERTY

            On August 14, 2002, the Board of Trustees of the Trust agreed to sell Stadium Club Apartments (Stadium Club), a 223-unit student housing development located in Statesboro, Georgia, for $1,400,000 plus payment by the purchaser of approximately $221,000 in real estate brokerage fees and other expenses of the Operating Partnership. The decision to sell Stadium Club was based on the property's lack of performance, its saturated market and its continuing need for cash to operate. On September 30, 2002, the Company consummated the sale of Stadium Club resulting in a gain on the sale of $19,571.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3. SALE OF PROPERTY (cont'd)

            The results of operations of Stadium Club for the nine months ended September 30, 2002 were as follows:

            Rental and other income                              $  195,610
               Expenses                                             317,075
                                                                 ----------
                 Net Loss                                        $( 121,465)
                                                                 ==========

             In connection with the sale, various notes to non-affiliated parties were extinguished resulting in an extraordinary gain of $136,422.

NOTE 4. COMMITMENTS AND CONTINGENCIES

            In 1998, former management caused the Trust to co-guarantee (together with Gregory K. McGrath, a founder and the former Chief Executive Officer of the Partnership and the Trust) a first mortgage construction loan secured by a residential apartment property referred to as Burgundy Hills Apartments under development in Florence, Kentucky (Cincinnati metropolitan area). The Trust, as guarantor, may have a contingent liability for the full outstanding amount of the loan, which as of October 1, 2001 was $6,478,000.

            Burlington Residential, Ltd., the owner of the Burgundy Hills Apartments project (the "Borrower"), defaulted on the first mortgage loan and a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the property, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

            According to its counsel, the current owner of the loans, Burgundy-Boone, LLC, an Illinois limited liability company, and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of the Burgundy Hills Apartments project and then sell it. They appear to have completed construction on the last building in the first phase of the development and have listed the property for sale.

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

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 5. NET INCOME (LOSS) PER SHARE (cont'd)

            Basic net income (loss) per share equals net income (loss) divided by the weighted average shares outstanding during the period. The computation of diluted net income (loss) per share that includes dilutive Common Share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for the three and nine months ended September 30, 2002 and 2001.

            The components used in calculating basic net income (loss) per share are as follows:

                                                                                             Net
                                                            Net                            Income
                                                           Income        Weighted          (Loss)
                                                           (Loss)     Average Shares      Per Share
                                                           ------     --------------      ---------
          For the three months ended September 30:
             2002                                        $( 154,075)      978,767           $(0.16)
                                                         ==========       =======           ======
             2001                                        $  313,211       959,830           $ 0.32
                                                         ==========       =======           ======

          For the nine months ended September 30:
             2002                                        $ (670,808)      973,147           $(0.69)
                                                         ==========       =======           ======
             2001                                        $  533,382       949,599           $ 0.56
                                                         ==========       =======           ======

NOTE 6. SETTLEMENT AGREEMENTS

            In the second and third quarters of 2002, the Trust and the Operating Partnership entered into separate settlement agreements with Gregory K. McGrath and Robert S. Geiger, the founders and former Chief Executive Officer and Chief Operating Officer of the Trust and the Operating Partnership, respectively. Pursuant to the agreements, each of them forfeited all 378,873 Operating Partnership Units he acquired and agreed to place in escrow in connection with the formation of the Trust and the Operating Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Riverwalk properties (and, in the case of Mr. McGrath, from an additional immaterial liability). The terms of the settlement agreements are subject to confidentiality agreements, but management believes the terms to be of substantial benefit to the Company. As a result of the agreements, neither Mr. McGrath nor Mr. Geiger has any further interest in either the Trust or the Operating Partnership. In addition, because the settlements reduced the number of Units outstanding by a total of 757,746 Units, current holders of Common Shares realized an appreciation in net book value per share of approximately 23%.

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the Consolidated Financial Statements of Baron Capital Trust (the "Registrant" or the "Trust") and Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

      Forward-looking Statements

      This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Trust's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in the Management's Discussion and Analysis or Plan of Operation section of this Report, as well as those discussed elsewhere in this Report and from time to time in the Trust's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Trust does update one or more forward-looking statements, investors and others should not conclude that the Trust will make additional updates with respect thereto or with respect to other forward-looking statements.

      Operating Results

      Background Information

      Baron Capital Trust (the "Trust"), a Delaware business trust, and its operating partnership, Baron Capital Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, began operations in 1998. The Trust also owns 100% of the outstanding shares of BARCAP Realty Services Group, Inc., the Trust's Taxable REIT Subsidiary (the "TRS"), which commenced operations in December of 2001. (The Trust, the Operating Partnership and the TRS are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby seek to maximize current and long-term income and the value of its assets.

      The Trust is the general partner of the Operating Partnership and, in such capacity, controls the activities of the Operating Partnership. The Trust controls the TRS by virtue of owning all of its outstanding stock. The Operating Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. The TRS manages residential apartment properties for third party owners, and shares personnel and space with the Operating Partnership.

      The Trust also owns the largest limited partnership interest in the Operating Partnership. As of November 11, 2002, the Trust owned 978,767 units of limited partnership interest ("Units") in the Operating Partnership (or approximately 23% of the then outstanding Units). Such Units represent Units acquired by the Trust from the Operating Partnership with the net proceeds from the Trust's Cash Offering (described below) and Units assigned to the Trust by holders of Units who have elected to convert their Units into common shares of beneficial interest ("Trust Shares") in the Trust since the completion of the Operating Partnership's Exchange Offering (described below). Limited partners of the Operating Partnership (other than the Trust) hold Units that are convertible by them into Trust Shares on a one-for-one basis, subject to certain limitations. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership. The Trust, which like the Operating Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

      The Operating Partnership (through its ownership of all or substantially all of the equity interests in single purpose limited partnerships) owns equity interests in 16 properties or phases of properties, consisting of 925 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Operating Partnership indirectly owns subordinated mortgage and other debt interests in nine properties or phases of properties consisting of 559 existing residential apartment units (studio and one and two bedroom units). Twenty-two properties or phases of properties are located in Florida, two properties are located in Ohio and one property is located in Indiana.

      The Operating Partnership acquired equity interests in four properties with the net cash proceeds from the Trust's sale of 702,076 Trust Shares in a registered public offering (the "Cash Offering") completed in May 2000. The Trust contributed the net cash proceeds from the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of Units (702,076).

      In April 2000, the Operating Partnership acquired its remaining equity and debt property interests in a registered exchange offering (the "Exchange Offering"). In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners in 23 limited partnerships. The partnerships directly or indirectly owned separate equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property.

      Initiatives of New Management

      In the second half of 2000, the Trust replaced former management. Since that time, the new management team appointed by the Board of Trustees has reviewed operations and implemented several initiatives to improve the operating results of the Operating Partnership's properties. So far in 2002, the Company has achieved the financial targets of its 12-month operating plan proposed by management and adopted by the Board of Trustees. Management has also implemented several cost saving measures, including the consolidation of its principal offices to Lakeland, Florida and the sale or refinancing of certain of its properties.

      In the first three quarters of 2001, new management refinanced four well performing properties that had small loans in relation to their value. The refinancings generated approximately $1,875,000 of cash for the Operating Partnership, were completed at interest rates lower than the prior interest rates, and permitted the Company to pay down accounts payable, including those owed to professionals for services performed in connection with the Exchange Offering, and set up a reserve.

      As part of the Company's ongoing operations, management identified three properties whose recent performance negatively impacted operating results and it recommended the immediate disposition of these properties. Accordingly, in April 2001 and September 2002, the Company sold its interests in two properties (Glen Lakes, a 144-unit residential apartment property located in St. Petersburg, Florida, and Stadium Club, a 223-unit student apartment property located in Statesboro, Georgia). The Company sold the properties because the revenue from their operations did not cover operating expenses and they required substantial and frequent cash infusions. The Company has recently received an offer to purchase the third property (Steeplechase) and is in negotiations with the potential buyer and the first mortgage lender.

      The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing the Trust Shares on a recognized securities exchange. Additional size is also desirable to give the Operating Partnership the operating margin necessary to support the professional management team necessary for ensuring an optimum level of performance.

      The Company has also initiated billing tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit.

      As a result of the proven success of the Company's field management team and the Company's investment in state-of-the-art accounting software, the Trust's Taxable REIT Subsidiary has been successful in attracting and retaining a variety of fee management business from four outside property owners that control 1,263 apartment units, and the growth of the outside management business remains an objective for the rest of 2002.

      In October 2002, the Trustees of the Trust, together with management, adopted a strategy for the year ahead which includes:

      o     sustaining the level of financial performance achieved in 2002,

      o building a climate of trust with Trust shareholders and Operating Partnership unitholders, and

      o evaluating the current asset base to determine opportunities for additional value through property modernization.

      Management believes that the actions presently being taken provide the long-term opportunity to improve the Company's profitability and liquidity. Consistent with the philosophy of the Company's Chief Executive Officer, a series of informal communications to registered Shareholders of the Trust and Unit holders of the Operating Partnership was begun in late 2000. The favorable response generated by these communications has resulted in management organizing a regular quarterly informal communication beginning in the second quarter of 2002.

      Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

      Rental revenues decreased by $165,341 from $4,234,132 for the nine months ended September 30, 2001 to $4,068,791 for the nine months ended September 30, 2002. The decrease in rental revenues was the result of the general downturn in the U.S. economy, which has translated into a softer apartment rental market, and the sale of the Glen Lakes property in April 2001. Interest and other income increased by $94,024 from $1,086,763 for the nine months ended September 30, 2001 to $1,180,787 for the nine months ended September 30, 2002. The increase was primarily due to the management fees received by the TRS (which had been earned and paid to an unrelated entity in 2001), offset by the pay down of notes receivable owed to the Operating Partnership by properties which were refinanced in 2001 resulting in reduced accrued interest income in 2002. Real Estate Expenses for the properties owned by the Operating Partnership decreased by $222,440 from $4,918,406 for the nine months ended September 30, 2001 to $4,695,966 for the nine months ended September 30, 2002. The reduction in Real Estate Expenses was principally due to termination of the Glen Lakes property expenses upon the sale of the property, offset by increased interest expense occasioned by the higher level of first mortgages on the properties refinanced in 2001. Administrative Expenses increased by $440,296 from $900,121 for the nine months ended September 30, 2001 to $1,340,417 for the nine months ended September 30, 2002, primarily due to the credits and adjustments made in Professional services in the nine months ended September 30, 2001, and the inclusion in 2002 of the TRS personnel costs, which had previously been borne by an unrelated entity. Other Expenses for the nine months ended September 30, 2002 were $20,425. This expense is the result of an adjustment in the provision for loan losses on mortgage notes receivable, offset by a gain of $19,571 from the sale of the Stadium Club apartments. The Trust's Net Loss for the nine months ended September 30, 2002 was $670,808 compared to Net Income of $533,382 for the nine months ended

      September 30, 2001. The difference is primarily attributable to the $1,379,255 extinguishment of debt in 2001, related primarily to the sale of the Glen Lakes property.

      Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

      Rental revenues increased by $58,739 from $1,289,137 for the three months ended September 30, 2001 to $1,347,876 for the three months ended September 30, 2002. The increase in rental revenues was primarily the result of rent increases. Interest and other income decreased by $3,951 from $419,402 for the three months ended September 30, 2001 to $415,451 for the three months ended September 30, 2002, due primarily to the pay down of notes receivable owed to the Operating Partnership by properties which were refinanced in 2001, offset by the management fees received by the TRS (which had been earned and paid to an unrelated entity in 2001). Real Estate Expenses for the properties owned by the Operating Partnership decreased by $105,895 from $1,795,255 for the three months ended September 30, 2001 to $1,689,360 for the three months ended September 30, 2002. The reduction in Real Estate Expenses was principally due to a decrease in required repairs and maintenance. Administrative Expenses increased by $157,681 from $280,737 for the three months ended September 30, 2001 to $438,418 for the three months ended September 30, 2002, primarily due to the adjustments made in Professional services in the three months ended September 30, 2001, and the inclusion in 2002 of the TRS personnel costs, which had previously been borne by an unrelated entity. Professional expenses in the three months ended September 30, 2001 had a credit balance due to adjustments reducing expenses booked in earlier periods. Other income for the three months ended September 30, 2002 decreased by $470,964 from $544,918 to $73,954. The decrease was primarily due to income in 2001 related to the mortgage refinancings, and recovery in 2001 of provision for loan losses on mortgage notes receivable. The Trust's Net Loss for the three months ended September 30, 2002 was $154,075 compared to Net Income of $313,211 for the three months ended September 30, 2001.

      Liquidity and Capital Resources

      Net Cash Provided by Operating Activities increased by $1,131,194 from $1,039,771 cash used in the nine months ended September 30, 2001 to $91,423 cash provided in the nine months ended September 30, 2002. The decrease in Net Cash Used in Operating Activities was principally due to the recognition of extinguishment of debt associated with the Glen Lakes sale in 2001, and the $869,579 reduction in accounts payable in 2001. Net Cash Provided by Investing Activities decreased $1,984,993 from $3,057,029 cash provided in the nine months ended September 30, 2001 to $1,072,036 cash provided in the nine months ended September 30, 2002. The decrease was principally due to the recognition of cash proceeds associated with the sale of Glen Lakes in 2001 compared to recognition of cash proceeds associated with the sale of Stadium Club Apartments in 2002. Net Cash Used in Financing Activities increased by $1,060,157 from $475,519 cash used in the nine months ended September 30, 2001 to $1,535,676 cash used in the nine months ended September 30, 2002. The increase was primarily due to the proceeds recorded from mortgage refinancings in 2001.

      During the first nine months of 2002, the Trust generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry, which is measured as Income (Loss) Before Other Expenses and Extraordinary Item less Depreciation and Amortization of loan costs) of approximately $74,907 compared to Funds From Operations of approximately $426,093 during the first nine months of 2001. The $351,186 decrease is primarily due to the reduction of accrued Interest and other income, stemming from the refinancing of properties in 2001 which reduced the amounts owed to the Operating Partnership.

      Other Developments

      In 2000, the Operating Partnership wrote off its $1,285,000 investment in a 40% equity interest in Alexandria Development, L.P. (the "Alexandria Partnership"), the owner of the Alexandria Property, due to the defaults on indebtedness, recurring losses incurred by the property, contingent liabilities under an equipment lease, a partners' deficiency, and an updated appraisal that valued the property at an amount less than the total liabilities owed.

      The Operating Partnership originally acquired its interest in the Alexandria Partnership from an affiliate of Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust and the Operating Partnership. In September 2001, Mr. McGrath caused his affiliates to assign the remaining 60% limited partnership interest in the Alexandria Partnership and certain other property interests to Sigma Renaissance Corporation ("Sigma"), a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. Sigma also became the managing general partner of the Alexandria Partnership and other partnerships owning the assigned properties.

      Sigma recently caused the Alexandria Partnership to file for bankruptcy protection. The lender, however, was successful in lifting the automatic stay in the bankruptcy proceeding. As a result, in the second quarter of 2002, the bankruptcy proceeding was dismissed and the lender foreclosed on the property and sold it.

      In 1998, former management caused the Trust to co-guarantee (together with Mr. McGrath) a first mortgage construction loan secured by a residential apartment property referred to as Burgundy Hills Apartments under development in Florence, Kentucky (Cincinnati metropolitan area). The Trust, as guarantor, may have a contingent liability for the full outstanding amount of the loan, which as of October 1, 2001 was $6,478,000.

      Burlington Residential, Ltd., the owner of the Burgundy Hills Apartments project (the "Borrower"), defaulted on the first mortgage loan and a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the property, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

      According to its counsel, the current owner of the loans, Burgundy-Boone, LLC, an Illinois limited liability company, and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of the Burgundy Hills Apartments project and then sell it. They appear to have completed construction on the last building in the first phase of the development and have listed the property for sale.

      Due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty is currently uncertain.

      In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Company (including the Alexandria and Riverwalk property investments) entered into by former management involved improper conduct. The Board has used the preliminary findings for discussions with former management of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith.

      In the second and third quarters of 2002, the Company entered into separate settlement agreements with Gregory K. McGrath and Robert S. Geiger, the founders and former Chief Executive Officer and Chief Operating Officer of the Trust and the Operating Partnership, respectively. Pursuant to the agreements, each of them forfeited all 378,873 Operating Partnership Units he acquired and agreed to place in escrow in connection with the formation of the Trust and the Operating Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Riverwalk properties (and, in the case of Mr. McGrath, from an additional immaterial liability). The terms of the settlement agreements are subject to confidentiality agreements, but management believes the terms to be of substantial benefit to the Company. As a result of the agreements, neither Mr. McGrath nor Mr. Geiger has any further interest in either the Trust or the Operating Partnership. In addition, because the settlements reduced the number of Units outstanding by a total of 757,746 Units, current holders of Common Shares realized an appreciation of net book value per share of approximately 23%.

      In light of the foregoing, the Company is also reviewing its accounting records to ascertain whether certain expenses charged by Mr. McGrath and Mr. Geiger to the Company during their tenure were incurred by them in connection with the performance of their duties to the Company and thus properly reimbursed. If management determines that any expenses were improperly reimbursed, the Company will seek repayment from the respective party.

      Economic Concerns

      Four recent developments could have a material impact on the performance of the Trust and the Operating Partnership. First is the general downturn in the U.S. economy due in large part to the collapse of the technological sector. This has translated into a significantly softer summer apartment rental market, particularly in Florida. Occupancies and collections have been impacted for the last 12 months, and management does not anticipate any improvement in the near term.

      The second development is the increasing lack of confidence of investors in the public securities markets due to recent well-publicized events at Enron Corp., Arthur Andersen, Adelphia Communications, Global Crossing, Tyco, and WorldCom Inc. This development will hamper, for the foreseeable future, companies' access to the public markets and financial institutions for capital.

      The third development arises out of the horrible events of September 11, 2001. While management believes it is still too early to understand how deeply this event will impact the confidence of Americans and their way of life, it is likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates.

      The fourth development is increasing competition in the housing markets where the Company has traditionally enjoyed strong market share. The greater competitive forces are due to the general overbuilding of certain tax-financed competitive apartment properties and strong sales of single-family homes driven by current low interest rates.

Item 3. Controls and Procedures

      The Trust maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by it in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to the Trust's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

      In October 2002, under the supervision and review of the Trust's Chief Executive Officer and Chief Financial Officer, the Trust conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Trust

      c

      (including its consolidated subsidiaries) that is required to be included in its periodic reports to the SEC.

      In addition, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls since its October 2002 evaluation. The Trust cannot assure, however, that its system of internal controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3. Defaults upon Senior Securities

      There were no defaults upon senior securities of the Trust in the third quarter of 2002 which remain uncured as of September 30, 2002 (see discussion of the sale of Stadium Club Apartments in Part I, above).

      See also "Other Developments" under Item 2 of Part I of this Report for a description of a contingent liability of the Trust relating to the Burgundy Hills Apartments project, which description is incorporated hereinto and constitutes a part hereof.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

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

                   99.1 Certification pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   99.2 Certification pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------

*     Previously filed

(b) The Registrant did not file any Current Reports on Form 8-K during the third quarter of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2002

                               BARON CAPITAL TRUST


                               By: /s/  Robert L. Astorino
                                  --------------------------------------
                                  Robert L. Astorino
                                  Chief Executive Officer


                               By: /s/  Mark L. Wilson
                                  --------------------------------------
                                  Mark L. Wilson
                                  Chief Financial Officer

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      for Quarterly Reports on Form 10-QSB

I, Robert L. Astorino, the Chief Executive Officer of Baron Capital Trust (the "Registrant"), certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Chief Financial Officer of the Registrant and I, as the Chief Executive Officer of the Registrant, are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) Designed such internal controls and procedures to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the Registrant's periodic reports are being prepared;

      b) Evaluated the effectiveness of the Registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The Chief Financial Officer of the Registrant and I, as the Chief Executive Officer of the Registrant, have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Board of Trustees of the Registrant:

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Chief Financial Officer and I, as the Chief Executive Officer of the Registrant, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                 /s/ Robert L. Astorino
                                        ------------------------------------
                                        Robert L. Astorino
                                        Chief Executive Officer

    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      for Quarterly Reports on Form 10-QSB

I, Mark L. Wilson, the Chief Financial Officer of Baron Capital Trust (the "Registrant"), certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Chief Executive Officer of the Registrant and I, as the Chief Financial Officer of the Registrant, are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) Designed such internal controls and procedures to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the Registrant's periodic reports are being prepared;

      b) Evaluated the effectiveness of the Registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The Chief Executive Officer of the Registrant and I, as the Chief Financial Officer of the Registrant, have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Board of Trustees of the Registrant:

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Chief Executive Officer and I, as the Chief Financial Officer of the Registrant, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                      /s/ Mark L. Wilson
                                             --------------------------------
                                             Mark L. Wilson
                                             Chief Financial Officer