Form 10KSB
period 2002-12-31
BARON CAPITAL TRUST
filed 2003-06-06
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      (MARK ONE)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ______ TO ______

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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for its most recent fiscal year were $6,514,362

As of March 1, 2003, the aggregate market value of voting and non-voting common shares of beneficial interest ("Common Shares") in the Registrant held by non-affiliates (based on total Common Shares outstanding reduced by the number of Common Shares held by trustees, officers, and other affiliates) of the Registrant was $2,394,710. Since the Registrant's Common Shares are not actively traded and are not traded on an exchange, for purposes of this Report only, the 883,657

Common Shares held by non-affiliates as of March 1, 2003 have been valued based on their $2.71 per share book value determined as of December 31, 2002.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes______   No_______

                               BARON CAPITAL TRUST

                            FORM 10-KSB ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                                                        PAGE
PART I:
Item 1  Description of Business ......................................    4
Item 2  Description of Properties ....................................    6
Item 3  Legal Proceedings ............................................   35
Item 4  Submission of Matters to a Vote of
        Shareholders .................................................   35

PART II:
Item 5  Market for Common Equity and Related Shareholder Matters .....   35
Item 6  Management's Discussion and Analysis or Plan of Operation ....   36
Item 7  Financial Statements .........................................   42
Item 8  Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure ..........................   43

PART III:
Item 9  Trustees, Executive Officers, Promoters and Control Persons'
        Compliance with Section 16(a) of the Exchange Act ............   43
Item 10 Executive Compensation .......................................   45
Item 11 Security Ownership of Certain Beneficial Owners and Management   46
Item 12 Certain Relationships and Related Transactions ...............   47
Item 13 Exhibits and Reports on Form 8-K .............................   49
Item 14 Controls and Procedures ......................................   50

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      Baron Capital Trust (the "Trust"), a Delaware business trust, and its affiliate, Baron Capital Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, began operations in 1998. (The Trust, the Operating Partnership, and BARCAP Realty Services Group, Inc., the Trust's taxable REIT subsidiary ("Barcap"), are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. As its general partner, the Trust controls the activities of the Operating Partnership. The Operating Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. Barcap manages residential apartment properties totaling 1,263 units for third party owners, and shares personnel and space with the Operating Partnership.

      Senior management of the Trust has discretion in day-to-day management and control of the affairs of the Trust and the Operating Partnership, based on: (i) general supervision and review by the Independent Trustees and the other member of the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of Trust of the Trust requires that a majority of the Board of Trustees of the Trust be comprised of Independent Trustees. Two of the three current members of the Board of Trustees are Independent Trustees.

      The Trust also owns the largest limited partnership interest in the Operating Partnership. As of March 1, 2003, the Trust owned 981,107 units of limited partnership interest ("Units") in the Operating Partnership (or approximately 29.7% of the then outstanding Units). Such Units represent Units acquired by the Trust from the Operating Partnership with the net proceeds from the Trust's Cash Offering (described below) and Units assigned to the Trust by holders of Units who have elected to convert their Units into common shares of beneficial interest ("Trust Shares") in the Trust since the completion of the Operating Partnership's Exchange Offering (described below). Holders of Operating Partnership Units (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time on a one-for-one basis for an equivalent number of Common Shares of the Trust, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership. The Trust, which like the Operating Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust
(REIT) for federal income tax purposes.

      As of the date of this Report, the Operating Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owned equity interests in 16 properties or phases of properties, consisting of 933 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Operating Partnership indirectly owned subordinated mortgage and other debt interests in 11 properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties in which the Operating Partnership owned an interest as of the date of this Report are located in Florida and three are located in Ohio.

      The Operating Partnership acquired equity interests in four of its properties (the "Acquired Properties") with the net cash proceeds from the Trust's sale of 702,076 Trust Shares in a registered public offering (the "Cash Offering") completed in May 2000. The Trust contributed the cash proceeds from the Cash Offering to the Operating Partnership in exchange for an equivalent number of Units (702,076).

      In April 2000, the Operating Partnership acquired its remaining equity and debt property interests in its registered exchange offering (the "Exchange Offering"). In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners in 23 limited partnerships (the "Exchange Partnerships"). The limited partnership interests not acquired by the Operating Partnership in the Exchange Offering were retained by limited partners in certain Exchange Partnerships who elected not to accept the offering or failed to respond to the offering. The Exchange Partnerships directly or indirectly owned separate equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property

(collectively, the "Exchange Properties"). Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners controlled by Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a former Unitholder in the Operating Partnership. Mr. McGrath is no longer involved with the Company in any capacity and does not own any equity or other interests in the Trust, the Operating Partnership, Barcap, the Exchange Partnerships, or any of their respective property interests or other assets.

      The Acquired Properties and the Exchange Properties in which the Operating Partnership owns an interest are described in further detail under "ITEM 2 - DESCRIPTION OF PROPERTIES" below.

      Since the completion of the Exchange Offering, the Operating Partnership has sold its equity interests in three properties (Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida; Stadium Club Apartments, a 223-unit student apartment property located in Statesboro, Georgia; and Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana). The properties were sold because the revenue from their operations did not cover operating expenses and they required substantial and frequent cash infusions. In addition, in 2000 the Operating Partnership wrote off its $1,285,000 investment in a 40% equity interest in Alexandria Development, L.P., the owner of the Alexandria Property, a residential apartment property under development in Alexandria, Kentucky, due to defaults on indebtedness, recurring losses, contingent liabilities, a partners' deficiency, and an updated appraisal that valued the property at an amount less than related liabilities. In the second quarter of 2002, the first mortgage lender on the Alexandria Property foreclosed on the property and sold it to an unrelated third party.

      In April 2002, the Company moved its executive offices to 3570 U.S. Highway 98 North, Lakeland, Florida 33809. The main telephone number at the Lakeland offices is (863) 853-2882.

Competition

      The apartment industry is highly competitive and fragmented with numerous owners, developers and property management companies competing with the Operating Partnership, the Trust and Barcap on a national, regional and local basis. Competition for residents of apartment communities is subject to the conditions and pricing of individual units, local market conditions, the location of the apartment community and other factors. In addition, other forms of housing, including manufactured housing communities and single-family homes provide alternatives to potential residents.

      The current portfolio of the Operating Partnership and the Trust is located in metropolitan areas in Florida and Ohio. The properties of the Operating Partnership and the Trust tend to be located in urban, suburban and secondary markets, where they compete locally with other apartment communities. The Operating Partnership faces increasing competition in the housing markets where the Company has traditionally enjoyed strong market share. The greater competitive forces are due to the general overbuilding of certain tax-financed and amenity-rich competitive apartment properties and strong sales of single-family homes to the Operating Partnership's traditional rental tenant base driven by current low interest rates.

Americans with Disabilities Act

      Properties in which the Operating Partnership and the Trust invest must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as residential apartment properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Trust believes that the properties of the Operating Partnership and the Trust comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the results of operations of the Operating Partnership and the Trust could be adversely affected.

Environmental

      The Operating Partnership and the Trust are subject to Federal, state, and local environmental laws and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment communities. Such laws and regulations could affect the property interests acquired by the Operating Partnership and the Trust and to be acquired by them in the future and/or operate to reduce the number and attractiveness of investment opportunities available to them.

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

      The Operating Partnership and the Trust, where required, intend to retain a qualified environmental consultant to conduct an environmental investigation of each property that they consider for investment. If there is any indication of contamination, sampling of the property will be performed by the environmental consultant. The environmental investigation report will be reviewed by the Operating Partnership, the Trust and counsel prior to purchase of an interest in any property.

      The effect upon the Operating Partnership and the Trust of the application of the foregoing laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on the financial condition of the Operating Partnership and the Trust and their respective results of operations to date. The Trust is not aware of any environmental condition on any properties of the Operating Partnership or the Trust which is likely to have a material adverse effect on its financial condition and results of operations.

Employees

      The Trust and the Operating Partnership currently employ a total of 12 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

Description of Properties

      In April 2002, the Company moved its executive and administrative offices, financial operations and a portion of property operations to approximately 2,800 square feet of office space located at 3570 U.S. Highway 98 North, Lakeland, Florida 33809. The space was leased in March 2002 from Grove Associates (Indianapolis, Indiana), an unrelated party, for a term of three years at a monthly rent of $2,800 (subject to common area maintenance adjustments). The Lakeland office telephone number is (863) 853-2882.

      As of March 1, 2003, the Trust owned 981,107 Units in the Operating Partnership (or approximately 29.7% of the then outstanding Units). Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership. The Operating Partnership has invested in equity and debt interests in residential apartment properties. As of the date of this Report, the Operating Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owned equity interests in 16 properties or phases of properties, consisting of 933 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Operating Partnership indirectly owned subordinated mortgage and other debt interests in 11 properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties in which the Operating Partnership owned an interest as of the date of this Report are located in Florida and three are located in Ohio.

      The Operating Partnership acquired the property interests described below under "- The Acquired Properties" with the net proceeds of the Trust's Cash Offering, and it acquired the other property interests in connection with its Exchange Offering described below under "- The Exchange Properties".

      The Acquired Properties

      Between June 1998 and June 1999, the Operating Partnership used the net proceeds of the Trust's Cash Offering to acquire beneficial ownership of a 67-unit residential apartment property referred to as Heatherwood Apartments-Phase I located in Kissimmee, Florida; an 80-unit residential apartment property referred to as Crystal Court Apartments- Phase II located in Lakeland, Florida; and a 50-unit residential apartment property referred to as Dolphin Cove Apartments (formerly named Riverwalk Apartments) located in New Smyrna Beach, Florida (collectively, the "Acquired Properties").

      Set forth in the following tables entitled "Property Information - Equity Property Interests", "Mortgage Information - Equity Property Interests" and "Real Estate Property Tax and Depreciation Information" is information pertaining to each of the three Acquired Properties (together with the Exchange Properties acquired in the Exchange Offering that the Operating Partnership continues to own), including: (i) the year of its completion, number and composition of units, number of acres on which the property is sited, rentable area of the units, average unit size, average rental rates and occupancy as of December 31, 2002; (ii) first mortgage loan information (including principal balance as of December 31, 2002, interest rate, annual and monthly debt service amounts, amortization term, maturity date, principal balance due at maturity assuming no prepayments, and name of lender); and (iii) current real estate tax and depreciation information.

      The Exchange Properties

      In April 2000, in connection with the completion of the Exchange Offering, the Operating Partnership issued 2,449,492 registered units of limited partnership interest ("Units") in exchange for substantially all limited partnership interests owned by individual limited partners (the "Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships") which directly or indirectly owned equity and/or subordinated mortgage or other debt interests in 25 residential apartment properties and one condominium apartment property (the "Exchange Properties"). In April 2001, September 2002, and April 2003, the Operating Partnership sold its equity interests in three of the properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida; Stadium Club Apartments, a 223-unit student apartment property located in Statesboro, Georgia; and Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana, respectively. The properties were sold because the revenue from their operations did not cover operating expenses and they required substantial and frequent cash infusions.

      The actual limited partnership interest percentage owned by the Operating Partnership in each of the 20 Exchange Partnerships in which it currently owns an interest is set forth below in the table under Exhibit 21 ("Subsidiaries of the Registrant") to this Report. As of the date of this Report, the Operating Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owns equity interests in 13 Exchange Properties or phases of Exchange Properties, consisting of 736 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Operating Partnership indirectly owns subordinated mortgage and other debt interests in 11 Exchange Properties or phases of Properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties in which the Operating Partnership owns an interest as of the date of this Report are located in Florida and three are located in Ohio.

      The sole asset of each of 10 Exchange Partnerships in which the Operating Partnership currently holds an interest (individually, an "Exchange Equity Partnership" and collectively, the "Exchange Equity Partnerships") is record title to a residential apartment property or the entire limited partnership or other equity interest in a limited partnership or other entity that owns record title to a property. The sole asset of each of six Exchange Partnerships (individually, an "Exchange Mortgage Partnership" and collectively, the "Exchange Mortgage Partnerships") is the entire or an undivided subordinated mortgage interest (and in one case, unsecured debt interests) in one or more residential apartment properties (and in one case, a condominium apartment property). Each of the remaining four Exchange Partnerships (individually, an "Exchange Hybrid Partnership" and collectively, the "Exchange Hybrid Partnerships") own a combination of: (i) all or a portion of the direct or indirect equity interests in one or more properties and (ii) an undivided subordinated mortgage interest in one or more properties (and in one case, unsecured debt interests).

      Certain information relating to the 20 Exchange Properties currently owned by the Operating Partnership (together with the three Acquired Properties it currently owns) and mortgage indebtedness secured thereby is summarized in the tables set forth below entitled "Property Information - Equity Property Interests", "Mortgage Information - Equity Property Interests", "Real Estate Property Tax and Depreciation Information", and "Mortgage Information - Mortgage Properties" including: (i) the name of the associated Exchange Partnership, property location, year of its completion, number and composition of units, number of acres on which the property is sited, rentable area of the units, average unit size, average rental rates and occupancy as of December 31, 2002;
(ii) first mortgage loan information (including principal balance as of December 31, 2002, interest rate, annual and monthly debt service amounts, amortization term, maturity date, principal balance due at maturity assuming no prepayments, and name of lender); (iii) current real estate tax and depreciation information; and (iv) information relating to subordinated mortgage loans owned by certain of the Exchange Partnerships.

                              Property Information
                            Equity Property Interests

The table below summarizes certain information relating to three Acquired Properties whose record title owners the Operating Partnership acquired with the net proceeds of the Trust's registered Cash Offering and each of the 13 Exchange Properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) the name of the partnership that owns the respective property interest, (ii) the name and location of each property, (iii) the year each property was completed, (iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of December 31, 2002, and (v) physical occupancy of each property as of December 31, 2002.

                           Name of
                         Residential
                          Apartment
                        Property (and                                                                   Approx.
                             type                           Year                           Approx.   Rentable Area   Avg. Unit Size
Partnership              of interest)    Location        Completed       No. of Units       Acres     (Sq. Ft.)*       (Sq. Ft.)
-----------              ------------    --------        ---------       ------------       -----     ----------       ---------
Acquired
Partnerships:

Heatherwood            Heatherwood       Kissimmee,         1981       Total          67    2.26        35,136       Avg.      524
Kissimmee, Ltd.        Apartments        Florida                       Studio         17                            Studio     288
                       (Phase I) (1)                                    1 BR          45                             1 BR      576
                                                                        2 BR           5                             2 BR      864

Crystal Court          Crystal Court     Lakeland,          1986       Total          80    6.80        42,048       Avg.      525
Apartments II, Ltd.    Apartments        Florida                       Studio         20                            Studio     288
                       (Phase II) (1)                                   1 BR          54                             1 BR      576
                                                                        2 BR           6                             2 BR      864

Riverwalk              Riverwalk         New Smyrna         1986       Total          50     5.1        51,024       Avg.    1,020
Enterprises, Ltd.      Apartments (1)    Beach,                         2 BR          50                             2 BR    1,020
                                         Florida
Exchange Equity
Partnerships:

Central Florida        Laurel Oaks       Deland,            1986       Total          56    6.21        45,216       Avg.      807
Income Appreciation    Apartments (1)    Florida                        1 BR          11                             1 BR      576
Fund, Ltd.                                                              2 BR          45                             2 BR      864

Florida Capital        Eagle Lake        Port Orange,       1987       Total          77    4.68        45,504       Avg.      591
Income Fund, Ltd.      Apartments (1)    Florida                        1 BR          73                             1 BR      576
                                                                        2 BR           4                             2 BR      864

                           Name of
                         Residential         12/31/2002
                          Apartment        Average Rental         Physical
                        Property (and        Rates/Month         Occupancy
                             type            (Per Unit)            as of
Partnership              of interest)       (Per Sq. Ft.)        12/31/2002
-----------              ------------       -------------        ----------
Acquired
Partnerships:

Heatherwood            Heatherwood        $520       $0.99         95.5%
Kissimmee, Ltd.        Apartments
                       (Phase I) (1)

Crystal Court          Crystal Court      $403       $0.77         92.5%
Apartments II, Ltd.    Apartments
                       (Phase II) (1)

Riverwalk              Riverwalk          $598       $0.59         98.0%
Enterprises, Ltd.      Apartments (1)

Exchange Equity
Partnerships:

Central Florida        Laurel Oaks        $550       $0.68         98.2%
Income Appreciation    Apartments (1)
Fund, Ltd.

Florida Capital        Eagle Lake         $489       $0.83         96.1%
Income Fund, Ltd.      Apartments (1)

                           Name of
                         Residential
                          Apartment
                        Property (and                                                                   Approx.
                             type                           Year                           Approx.   Rentable Area   Avg. Unit Size
Partnership              of interest)    Location        Completed       No. of Units       Acres     (Sq. Ft.)*       (Sq. Ft.)
-----------              ------------    --------        ---------       ------------       -----     ----------       ---------
Exchange Equity
Partnerships
(cont'd):

Florida Capital        Forest Glen       Daytona            1985       Total          52    6.85        62,692       Avg.    1,205
Income Fund II, Ltd.   Apartments        Beach,                         2 BR          28                             2 BR    1,075
                       (Phase I) (2)     Florida                        3 BR          24                             3 BR    1,358

Florida Capital        Bridge Point      Jacksonville,      1986       Total          48    3.39        27,360       Avg.      570
Income Fund III, Ltd.  Apartments        Florida                       Studio          6                            Studio     288
                       (Phase II) (1)                                   1 BR          37                             1 BR      576
                                                                        2 BR           5                             2 BR      864

Florida Income         Forest Glen       Daytona            1985       Total          26    6.85        29,931       Avg.    1,151
Advantage Fund I,      Apartments        Beach,                         2 BR          19                             2 BR    1,075
Ltd.                   (Phase III) (2)   Florida                        3 BR           7                             3 BR    1,358

Florida Income         Forest Glen       Daytona            1985       Total           8    6.85         9,166       Avg.    1,146
Appreciation Fund I,   Apartments        Beach,                         2 BR           6                             2 BR    1,075
Ltd.                   (Phase IV) (2)    Florida                        3 BR           2                             3 BR    1,358

Florida Income         Blossom Corners   Orlando,           1980       Total          70    3.67        39,300       Avg.      561
Growth Fund V, Ltd.    Apartments        Florida                       Studio         15                            Studio     300
                       (Phase I) (1)                                    1 BR          49                             1 BR      600
                                                                        2 BR           6                             2 BR      900

Florida Opportunity    Camellia Court    Daytona            1982       Total          60    5.15        34,848       Avg.      581
Income Partners, Ltd.  Apartments (1)    Beach,                         1 BR          59                             1 BR      576
                                         Florida                        2 BR           1                             2 BR      864

Midwest Income         Brookwood Way     Mansfield,         1974       Total          66    3.92        38,016       Avg.      576
Growth Fund VI, Ltd.   Apartments (1)    Ohio                          Studio          3                            Studio     288
                                                                        1 BR          60                             1 BR      576
                                                                        2 BR           3                             2 BR      864

Realty Opportunity     Forest Glen       Daytona            1985       Total          30    6.85        34,231       Avg.    1,141
Income Fund VIII,      Apartments        Beach,                         2 BR          23                             2 BR    1,075
Ltd.                   (Phase II) (2)    Florida                        3 BR           7                             3 BR    1,358



                           Name of
                         Residential          12/31/2002
                          Apartment         Average Rental         Physical
                        Property (and         Rates/Month         Occupancy
                             type             (Per Unit)            as of
Partnership              of interest)        (Per Sq. Ft.)        12/31/2002
-----------              ------------        -------------        ----------
Exchange Equity
Partnerships
(cont'd):

Florida Capital        Forest Glen          $695       $0.58         98.1%
Income Fund II, Ltd.   Apartments
                       (Phase I) (2)

Florida Capital        Bridge Point         $476       $0.84         93.8%
Income Fund III, Ltd.  Apartments
                       (Phase II) (1)


Florida Income         Forest Glen          $701       $0.61         96.2%
Advantage Fund I,      Apartments
Ltd.                   (Phase III) (2)

Florida Income         Forest Glen          $681       $0.59        100.0%
Appreciation Fund I,   Apartments
Ltd.                   (Phase IV) (2)

Florida Income         Blossom Corners      $513        $.91         85.7%
Growth Fund V, Ltd.    Apartments
                       (Phase I) (1)

Florida Opportunity    Camellia Court       $455        $.78        100.0%
Income Partners, Ltd.  Apartments (1)


Midwest Income         Brookwood Way        $370        $.64        100.0%
Growth Fund VI, Ltd.   Apartments (1)



Realty Opportunity     Forest Glen          $680       $0.59         96.7%
Income Fund VIII,      Apartments
Ltd.                   (Phase II) (2)

                           Name of
                         Residential
                          Apartment
                        Property (and                                                                   Approx.
                             type                           Year                           Approx.   Rentable Area   Avg. Unit Size
Partnership              of interest)    Location        Completed       No. of Units       Acres     (Sq. Ft.)*       (Sq. Ft.)
-----------              ------------    --------        ---------       ------------       -----     ----------       ---------
Exchange Hybrid
Partnerships:

Baron Strategic        Pineview          Orlando,           1988       Total          91    4.38        46,656       Avg.      513
Investment Fund VI,    Apartments (3)    Florida                       Studio         26                            Studio     288
Ltd.                                                                    1 BR          59                             1 BR      576
                                                                        2 BR           6                             2 BR      864

Baron Strategic        Crystal Court     Lakeland,          1982       Total          72     4.5        43,776       Avg.      608
Investment Fund IX,    Phase I (4)       Florida                        1 BR          64                             1 BR      576
Ltd.                                                                    2 BR           8                             2 BR      864

Baron Strategic        Crystal Court     Lakeland,          1982       Total          72     4.5        43,776       Avg.      608
Investment Fund X,     Phase I (5)       Florida                        1 BR          64                             1 BR      576
Ltd.                                                                    2 BR           8                             2 BR      864

Baron Strategic        Pineview          Orlando,           1988       Total          91    4.38        46,656       Avg.      513
Investment Fund X,     Apartments (6)    Florida                       Studio         26                            Studio     288
Ltd. (cont'd)                                                           1 BR          59                             1 BR      576
                                                                        2 BR           6                             2 BR      864

Lamplight Court of     Lamplight         Bellefontaine,     1973       Total          80    6.00        46,944       Avg.      587
Bellefontaine          Apartments (7)    Ohio                          Studio         12                            Studio     288
Apartments, Ltd.                                                        1BR           53                             1 BR      576
                                                                        2 BR          15                             2 BR      864
                                                                                   ---------------------------                 ---
                       TOTAL
                       PROPERTIES**:                                                 933    62.9       641,314                 687
                                                                                   ===========================                 ===



                           Name of
                         Residential          12/31/2002
                          Apartment         Average Rental         Physical
                        Property (and         Rates/Month         Occupancy
                             type             (Per Unit)            as of
Partnership              of interest)        (Per Sq. Ft.)        12/31/2002
-----------              ------------        -------------        ----------
Exchange Hybrid
Partnerships:

Baron Strategic        Pineview             $516       $1.00         93.4%
Investment Fund VI,    Apartments (3)
Ltd.

Baron Strategic        Crystal Court        $417       $0.69         91.7%
Investment Fund IX,    Phase I (4)
Ltd.

Baron Strategic        Crystal Court        $417       $0.69         91.7%
Investment Fund X,     Phase I (5)
Ltd.

Baron Strategic        Pineview             $516       $1.00         93.4%
Investment Fund X,     Apartments (6)
Ltd. (cont'd)


Lamplight Court of     Lamplight            $391       $0.67         93.8%
Bellefontaine          Apartments (7)
Apartments, Ltd.
                                            -----------------------------
                       TOTAL
                       PROPERTIES**:        $492       $0.72         95.2%
                                            =============================

*     Includes only residential apartment units and excludes common areas.

** Properties in which more than one partnership has an interest are counted only once.

(1) Operating Partnership owns the entire limited partnership interest in a limited partnership which holds fee simple title to the property.

(2) Operating Partnership owns beneficial interest in an unrecorded land trust which holds fee simple title to the property.

(3) Operating Partnership owns (i) a 57.29% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information
      - Mortgage Properties" table.

(4) Operating Partnership owns (i) a 44.96% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information
      - Mortgage Properties" table.

(5) Operating Partnership owns (i) a 47.59% limited partnership interest in a limited partnership which holds fee simple title to the property and (i) debt interests in other property described below in "Mortgage Information
      - Mortgage Properties" table.

(6) Operating Partnership owns (i) a 41.71% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information
      - Mortgage Properties" table.

(7) Operating Partnership owns (i) a 31.7% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) a debt interest in the property described below in "Mortgage Information - Mortgage Properties" table.

                              Property Information
                             Debt Property Interests

The table set forth below summarizes certain information relating to each of the 11 properties in which Exchange Mortgage Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering own a mortgage interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed, (iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of December 31, 2002, and (v) physical occupancy of each property as of December 31, 2002.

                          Name of
                        Residential
                         Apartment
                       Property (and                                                                 Approx.
                            type                            Year                         Approx.  Rentable Area   Avg. Unit Size
Partnership             of interest)     Location         Completed       No. of Units    Acres     (Sq. Ft.)*       (Sq. Ft.)
-----------             ------------     --------         ---------       ------------    -----     ----------       ---------
Exchange Mortgage
Partnerships:

Baron Strategic       Blossom Corners     Orlando,           1981       Total        68    3.51       38,100      Avg.        557
Investment Fund,      Apartments          Florida                       Studio       16                          Studio       300
Ltd.                  (Phase II) (1)                                     1 BR        45                           1 BR        600
                                                                         2 BR         7                           2 BR        864

                      Villas at Lake      Cincinnati,         N/A       Total       164    20.2      217,300      Avg.      1,325
                      Sycamore (1)        Ohio                         Planned                                    2 BR
                      (condominiums                                      2 BR                                     3 BR
                      under                                              3 BR
                      development)

Baron Strategic       Country Square      Tampa, Florida     1981       Total        73    4.56       40,032      Avg.        548
Investment Fund IV,   Apartments                                        Studio       14                          Studio       288
Ltd.                  (Phase I) (1)                                      1 BR        52                           1 BR        576
                                                                         2 BR         7                           2 BR        864

Baron Strategic       Candlewood          Tampa, Florida     1984       Total        33    2.75       17,568      Avg.        532
Investment Fund V,    Apartments                                        Studio        6                          Studio       288
Ltd.                  (Phase II) (1)                                     1 BR        26                           1 BR        576
                                                                         2 BR         1                           2 BR        864

                      Curiosity Creek     Tampa, Florida     1982       Total        81    4.51       43,776      Avg.        540
                      Apartments (1)                                    Studio       16                          Studio       288
                                                                         1 BR        59                           1 BR        576
                                                                         2 BR         6                           2 BR        864

                      Sunrise             Titusville,        1981       Total        60    4.08       36,288      Avg.        604
                      Apartments          Florida                        1 BR        54                           1 BR        576
                      (Phase 1)                                          2 BR         6                           2 BR        864

                          Name of
                        Residential      12/31/2002
                         Apartment     Average Rental         Physical
                       Property (and     Rates/Month         Occupancy
                            type         (Per Unit)            as of
Partnership             of interest)    (Per Sq. Ft.)        12/31/2002
-----------             ------------    -------------        ----------
Exchange Mortgage
Partnerships:

Baron Strategic       Blossom Corners  $522        $0.92         80.6%
Investment Fund,      Apartments
Ltd.                  (Phase II) (1)


                      Villas at Lake   N/A          N/A           N/A
                      Sycamore (1)
                      (condominiums
                      under
                      development)

Baron Strategic       Country Square   $488        $0.89         98.6%
Investment Fund IV,   Apartments
Ltd.                  (Phase I) (1)


Baron Strategic       Candlewood       $458        $0.86         97.0%
Investment Fund V,    Apartments
Ltd.                  (Phase II) (1)


                      Curiosity Creek  $465        $0.86         97.5%
                      Apartments  (1)



                      Sunrise          $423        $0.70         96.7%
                      Apartments
                      (Phase 1)

                          Name of
                        Residential
                         Apartment
                       Property (and                                                                 Approx.
                            type                            Year                         Approx.  Rentable Area   Avg. Unit Size
Partnership             of interest)     Location         Completed       No. of Units    Acres     (Sq. Ft.)*       (Sq. Ft.)
-----------             ------------     --------         ---------       ------------    -----     ----------       ---------
Exchange Mortgage
Partnerships
(cont'd):

Baron Strategic       Heatherwood         Kissimmee,         1982       Total        41    2.26       22,176      Avg.        541
Investment Fund       Apartments          Florida                       Studio       10                          Studio       288
VIII, Ltd.            (Phase II) (2)                                   1 BR/1B       26                          1 BR/1B      576
                                                                       2 BR/1B        4                          2 BR/1B      864
                                                                       2 BR/2B        1                          2 BR/2B      864

Baron Strategic       Longwood            Cocoa, Florida     1981       Total        59    4.00       36,288      Avg.        615
Investment Fund       Apartments                                         1 BR        51                           1 BR        576
VIII, Ltd. (cont'd)   (Phase I)  (1)                                     2 BR         8                           2 BR        864

                      Villas at Lake      Cincinnati,         N/A       Total       164    20.2      217,300      Avg.      1,325
                      Sycamore  (1)       Ohio                         Planned                                    2 BR
                      (condominiums                                      2 BR                                     3 BR
                      under development)                                 3 BR

Baron Strategic       Curiosity Creek     Tampa, Florida     1982       Total        81    4.51       43,776      Avg.        540
Vulture Fund I, Ltd.  Apartments  (1)                                   Studio       16                          Studio       288
                                                                         1 BR        59                           1 BR        576
                                                                         2 BR         6                           2 BR        864

Brevard Mortgage      Meadowdale          Melbourne,         1984       Total        64    4.81       39,168      Avg.        612
Program, Ltd.         Apartments (1)      Florida                        1 BR        56                           1 BR        576
                                                                         2 BR         8                           2 BR        864

Exchange Hybrid
Partnerships

Baron Strategic       Candlewood          Tampa, Florida     1988       Total        33    2.75       17,568      Avg.        532
Investment Fund VI,   Apartments                                        Studio        6                          Studio       288
Ltd.                  (Phase II) (3)                                     1 BR        26                           1 BR        576
                                                                         2 BR         1                           2 BR        864

                      Country Square                         1981       Total        73    4.56       40,032      Avg.        548
                      Apartments          Tampa, Florida                Studio       14                          Studio       288
                      (Phase I)  (3)                                     1 BR        52                           1 BR        576
                                                                         2 BR         7                           2 BR        864


                          Name of
                        Residential            12/31/2002
                         Apartment           Average Rental         Physical
                       Property (and           Rates/Month         Occupancy
                            type               (Per Unit)            as of
Partnership             of interest)          (Per Sq. Ft.)        12/31/2002
-----------             ------------          -------------        ----------
Exchange Mortgage
Partnerships
(cont'd):

Baron Strategic       Heatherwood            $525       $0.99         97.6%
Investment Fund       Apartments
VIII, Ltd.            (Phase II) (2)



Baron Strategic       Longwood               $456       $0.75         93.3%
Investment Fund       Apartments
VIII, Ltd. (cont'd)   (Phase I) (1)

                      Villas at Lake         N/A         N/A           N/A
                      Sycamore (1)
                      (condominiums
                      under development)

Baron Strategic       Curiosity Creek        $465       $.86          97.5%
Vulture Fund I, Ltd.  Apartments (1)


Brevard Mortgage      Meadowdale             $393       $0.64         98.4%
Program, Ltd.         Apartments (1)


Exchange Hybrid
Partnerships

Baron Strategic       Candlewood             $458       $0.86         97.0%
Investment Fund VI,   Apartments
Ltd.                  (Phase II) (3)

                      Country Square         $488       $0.89         98.6%
                      Apartments
                      (Phase I) (3)

                          Name of
                        Residential
                         Apartment
                       Property (and                                                                 Approx.
                            type                            Year                         Approx.  Rentable Area   Avg. Unit Size
Partnership             of interest)     Location         Completed      No. of Units    Acres     (Sq. Ft.)*       (Sq. Ft.)
-----------             ------------     --------         ---------      ------------    -----     ----------       ---------
Exchange Hybrid
Partnerships
(cont'd):

Baron Strategic       Garden Terrace      Tampa, Florida     1983       Total        91    6.00       54,720      Avg.        601
Investment Fund VI,   Apartments                                        Studio        8                          Studio       288
Ltd. (cont'd)         (Phase III) (3)                                    1 BR        67                           1 BR        576
                                                                         2 BR        16                           2 BR        864

Baron Strategic       Candlewood          Tampa, Florida     1984       Total        33    2.75       17,568      Avg.        532
Investment Fund IX,   Apartments                                        Studio        6                          Studio       288
Ltd.                  (Phase II) (3)                                     1 BR        26                           1 BR        576
                                                                         2 BR         1                           2 BR        864

                      Garden Terrace      Tampa, Florida     1983       Total        91    6.00       54,720      Avg.        601
                      Apartments                                        Studio        8                          Studio       288
                      (Phase III) (3)                                    1 BR        67                           1 BR        576
                                                                         2 BR        16                           2 BR        864

Baron Strategic       Villas at Lake      Cincinnati,         N/A       Total       164    20.2      217,300      Avg.      1,325
Investment Fund IX,   Sycamore  (30       Ohio                         Planned
Ltd. (cont'd)         (condominiums                                      2 BR
                      under development)                                 3 BR

Baron Strategic       Garden Terrace      Tampa, Florida     1983       Total        91    6.00       54,720      Avg.        601
Investment Fund X,    Apartments                                        Studio        8                          Studio       288
Ltd.                  (Phase III) (3)                                    1 BR        67                           1 BR        576
                                                                         2 BR        16                           2 BR        864

                      Heatherwood         Kissimmee,         1982       Total        41    2.26       22,176      Avg.        541
                      Apartments          Florida                       Studio       10                          Studio       288
                      (Phase II) (2)                                     1 BR        26                           1 BR        576
                                                                       2 BR/1B        4                          2 BR/1B      864
                                                                       2 BR/2B        1                          2 BR/2B      864

Lamplight Court of    Lamplight           Bellefontaine,     1973       Total        80    6.00       46,944      Avg.        587
Bellefontaine         Apartments (4)      Ohio                          Studio       12                          Studio       288
Apartments, Ltd.                                                         1 BR        53                           1 BR        576
                                                                         2 BR        15                           2 BR        864

                                                                                 ---------------------------                 -----
                      TOTAL
                      PROPERTIES**(5):                                              650    62.6      375,060                  577
                                                                                 ===========================                 =====


                          Name of
                        Residential               12/31/2002
                         Apartment              Average Rental         Physical
                       Property (and              Rates/Month         Occupancy
                            type                  (Per Unit)            as of
Partnership             of interest)             (Per Sq. Ft.)        12/31/2002
-----------             ------------             -------------        ----------
Exchange Hybrid
Partnerships
(cont'd):

Baron Strategic       Garden Terrace           $407        $.68          86.7%
Investment Fund VI,   Apartments
Ltd. (cont'd)         (Phase III) (3)


Baron Strategic       Candlewood               $458        $0.86         97.0%
Investment Fund IX,   Apartments
Ltd.                  (Phase II) (3)


                      Garden Terrace           $407        $.68          86.7%
                      Apartments
                      (Phase III) (3)


Baron Strategic       Villas at Lake           N/A          N/A           N/A
Investment Fund IX,   Sycamore (30
Ltd. (cont'd)         (condominiums
                      under development)

Baron Strategic       Garden Terrace           $407        $0.68         86.7%
Investment Fund X,    Apartments
Ltd.                  (Phase III) (3)


                      Heatherwood              $525        $0.99         97.6%
                      Apartments
                      (Phase II) (2)



Lamplight Court of    Lamplight                $391        $0.67         93.8%
Bellefontaine         Apartments (4)
Apartments, Ltd.


                                             ---------------------------------
                      TOTAL
                      PROPERTIES (5)            $448        $0.86         93.5%
                                             =================================

--------------
*     Includes only apartment units and excludes common areas.

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

                              Mortgage Information
                            Equity Property Interests

The table below sets forth certain information relating to the first mortgage indebtedness secured by or associated with the three Acquired Properties whose record title owners were acquired by the Operating Partnership with the net proceeds of the Trust's Cash Offering and the 13 Exchange Properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) name of partnership, (ii) name and location of the properties, (iii) principal balances as of December 31, 2002, (iv) interest rates, (v) annual and monthly debt service, (vi) amortization term, (vii) maturity dates, (viii) balances due on maturity, and (ix) name of lending institution.

                                                   12/31/2002               Annual
                                                    Principal   Interest     Debt       Monthly  Amortization  Maturity
Partnership        Property        Location          Balance      Rate     Payment      Payment      Term        Date
-----------        --------        --------          -------      ----     -------      -------      ----        ----
Acquired
Partnerships:

Heatherwood        Heatherwood     Kissimmee,      $1,870,224    7.51%    $159,576      $13,298     30 yrs.       2/11
Kissimmee, Ltd.    Apartments      Florida
                   (Phase I)

Crystal Court      Crystal Court   Lakeland,       $1,410,352     7.5%    $125,352      $10,446     30 yrs.      10/04
Apartments II,     Apartments      Florida
Ltd.               (Phase II)

Riverwalk          Dolphin Cove    New Smyrna      $1,485,029    8.77%    $168,860      $14,072     30 yrs.      10/04
Enterprises, Ltd.  (formerly       Beach,
                   Riverwalk)      Florida
                   Apartments)

Exchange Equity
Partnerships:

Central Florida    Laurel Oaks     Deland,         $1,521,502    6.54%    $121,863      $10,155     30 years     12/28
Income             Apartments      Florida
Appreciation
Fund, Ltd.

Florida Capital    Eagle Lake      Port Orange,    $1,852,456    7.51%    $168,636      $14,053     25 years     02/11
Income Fund, Ltd.  Apartments      Florida


                                    Balance
                                    Due on
Partnership        Property        Maturity    Lender
-----------        --------        --------    ------
Acquired
Partnerships:

Heatherwood        Heatherwood     $1,649,467  GMAC
Kissimmee, Ltd.    Apartments
                   (Phase I)

Crystal Court      Crystal Court   $1,366,490  GMAC
Apartments II,     Apartments
Ltd.               (Phase II)

Riverwalk          Dolphin Cove    $1,411,716  TMG Life Insurance Co.
Enterprises, Ltd.  (formerly
                   Riverwalk)
                   Apartments)

Exchange Equity
Partnerships:

Central Florida    Laurel Oaks         $0      Prudential Mortgage
Income             Apartments                  Capital
Appreciation
Fund, Ltd.

Florida Capital    Eagle Lake      $1,752,545  GMAC
Income Fund, Ltd.  Apartments

                                                   12/31/2002               Annual
                                                    Principal   Interest     Debt       Monthly  Amortization  Maturity
Partnership        Property        Location          Balance      Rate     Payment      Payment      Term        Date
-----------        --------        --------          -------      ----     -------      -------      ----        ----
Exchange Equity
Partnerships
(cont'd):

Florida Capital    Forest Glen     Daytona         $1,696,273   7.01%     $143,211      $11,934     30 years      3/05
Income Fund II,    Apartments      Beach,
Ltd.               (Phase I)       Florida

Florida Capital    Bridge Point    Jacksonville,     $671,489   9.52%      $77,183       $6,431     25 years      7/06
Income Fund III,   Apartments      Florida
Ltd.               (Phase II)

Florida Income     Forest Glen     Daytona           $848,137   7.01%      $71,605       $5,967     30 years      3/05
Advantage          III             Beach, FL
Fund I, Ltd.

Florida Income     Forest Glen     Daytona           $260,961   7.01%      $22,057       $1,838     30 years      3/05
Appreciation       Apartments      Beach,
Fund I, Ltd.       (Phase IV)      Florida

Florida Income     Blossom         Orlando,          $959,901   9.04%     $106,084       $8,840     25 years     11/06
Growth Fund V,     Corners         Florida
Ltd.               Apartments
                   (Phase I)

Florida            Camellia        Daytona         $1,005,610   9.04%     $111,132       $9,261     30 years     11/06
Opportunity        Court           Beach,
Income Partners,   Apartments      Florida
Ltd.

Midwest Income     Brookwood Way   Mansfield,        $984,391   9.04%     $108,612       $9,051     25 years     12/06
Growth Fund VI,    Apartments      Ohio
Ltd.

Realty             Forest Glen     Daytona           $978,591   7.01%      $82,794       $6,899     30 years      3/05
Opportunity        Apartments      Beach,
Income Fund        (Phase II)      Florida
VIII, Ltd.


                                    Balance
                                    Due on
Partnership        Property        Maturity    Lender
-----------        --------        --------    ------
Exchange Equity
Partnerships
(cont'd):

Florida Capital    Forest Glen    $1,641,716  Prudential Mortgage
Income Fund II,    Apartments                 Capital
Ltd.               (Phase I)

Florida Capital    Bridge Point     $625,327  Huntington Mortgage
Income Fund III,   Apartments                 Co.
Ltd.               (Phase II)

Florida Income     Forest Glen      $817,310  Prudential Mortgage
Advantage          III                        Capital
Fund I, Ltd.

Florida Income     Forest Glen      $251,112  Prudential Mortgage
Appreciation       Apartments                 Capital
Fund I, Ltd.       (Phase IV)

Florida Income     Blossom          $882,430  Column Financial, Inc.
Growth Fund V,     Corners
Ltd.               Apartments
                   (Phase I)

Florida            Camellia         $913,346  Column Financial, Inc.
Opportunity        Court
Income Partners,   Apartments
Ltd.

Midwest Income     Brookwood Way    $890,263  Mellon Bank
Growth Fund VI,    Apartments
Ltd.

Realty             Forest Glen      $943,051  Prudential Mortgage
Opportunity        Apartments                 Capital
Income Fund        (Phase II)
VIII, Ltd.

                                                   12/31/2002               Annual
                                                    Principal   Interest     Debt       Monthly  Amortization  Maturity
Partnership        Property        Location          Balance      Rate     Payment      Payment      Term        Date
-----------        --------        --------          -------      ----     -------      -------      ----        ----
Exchange Hybrid
Partnerships:

Baron Strategic    Pineview        Orlando,        $2,632,437   7.51%     $239,644      $19,970     30 years     02/11
Investment Fund    Apartments      Florida
VI, Ltd. and
Baron Strategic
Investment Fund X,
Ltd.

Baron Strategic    Crystal Court   Lakeland,       $1,576,549   7.26%     $130,698      $10,891     30 years     07/11
Investment Fund    Apartments      Florida
IX, Ltd. and       (Phase I)
Baron Strategic
Investment Fund X,
Ltd.

Lamplight Court    Lamplight       Bellefontaine   $1,279,868   9.04%     $141,445      $11,787     25 years     11/06
of Bellefontaine   Court           Ohio
Apts., Ltd.
                                                  -----------           -----------------------
                   TOTAL
                   PROPERTIES:                    $21,033,771           $1,978,752     $164,896
                                                  ===========           =======================


                                    Balance
                                    Due on
Partnership        Property        Maturity    Lender
-----------        --------        --------    ------
Exchange Hybrid
Partnerships:

Baron Strategic    Pineview        $2,540,858  GMAC
Investment Fund    Apartments
VI, Ltd. and
Baron Strategic
Investment Fund X,
Ltd.

Baron Strategic    Crystal Court   $1,540,564  GMAC
Investment Fund    Apartments
IX, Ltd. and       (Phase I)
Baron Strategic
Investment Fund X,
Ltd.

Lamplight Court    Lamplight        $1,158,349  Column Financial
of Bellefontaine   Court
Apts., Ltd.
                                   -----------
                   TOTAL
                   PROPERTIES:     $18,384,544
                                   ===========

              Real Estate Property Tax and Depreciation Information

The table below summarizes real estate property tax and depreciation information as of December 31, 2002 relating to the 16 properties or phases of properties in which the Operating Partnership owns a direct or indirect equity interest:

                              Name of
                            Residential
                             Apartment
                           Property (and                      12/31/02
                              type of         Property        Federal       Depreciation     Depreciation    Depreciation
Partnership                  interest)        Location       Tax Basis         Method            Rate        Life Claimed
-----------                  ---------        --------       ---------         ------            ----        ------------
Acquired
Partnerships:

Heatherwood Kissimmee,    Heatherwood       Kissimmee,       $1,150,627       Modified        27.5 yrs.         5 yrs.
Ltd.                      Apartments        Florida                          Accelerated
                          (Phase I) (1)                                     Cost Recovery
                                                                               System
                                                                              ("MACRS")

Crystal Court             Crystal Court     Lakeland,        $1,457,972         MACRS         27.5 yrs.         16 yrs.
Apartments II, Ltd.       Apartments        Florida
                          (Phase II) (1)

Riverwalk Enterprises,    Dolphin Cove      New Smyrna       $1,369,155         MACRS         27.5 yrs.         12 yrs.
Ltd.                      (formerly         Beach,
                          Riverwalk)        Florida
                          Apartments (1)
Exchange Equity
Partnerships:

Central Florida Income    Laurel Oaks       Deland,          $2,040,410         MACRS         27.5 yrs.         2 yrs.
Appreciation Fund, Ltd.   Apartments (1)    Florida

Florida Capital Income    Eagle Lake        Port Orange,     $1,887,892         MACRS         27.5 yrs.         2 yrs.
Fund, Ltd.                Apartments (1)    Florida

Florida Capital Income    Forest Glen       Daytona          $1,864,770         MACRS         27.5 yrs.         2 yrs.
Fund II, Ltd.             Apartments        Beach,
                          (Phase I) (2)     Florida

Florida Capital Income    Bridge Point      Jacksonville,    $1,096,189         MACRS         27.5 yrs.         2 yrs.
Fund III, Ltd.            Apartments        Florida
                          (Phase II) (1)

Florida Income            Forest Glen       Daytona          $1,161,348         MACRS         27.5 yrs.         2 yrs.
Advantage Fund I, Ltd.    Apartments        Beach,
                          (Phase III) (2)   Florida


                              Name of
                            Residential
                             Apartment
                           Property (and         Realty         2002
                              type of           Tax Rate      Property       Annual
Partnership                  interest)         (Millage)      Tax Value   Realty Taxes
-----------                  ---------         ---------      ---------   ------------
Acquired
Partnerships:

Heatherwood Kissimmee,    Heatherwood           20.2988      $1,470,508      $29,850
Ltd.                      Apartments
                          (Phase I) (1)



Crystal Court             Crystal Court         20.4050      $1,320,682      $26,949
Apartments II, Ltd.       Apartments
                          (Phase II) (1)

Riverwalk Enterprises,    Dolphin Cove          23.7515      $1,658,151      $39,384
Ltd.                      (formerly
                          Riverwalk)
                          Apartments (1)
Exchange Equity
Partnerships:

Central Florida Income    Laurel Oaks           24.0053      $1,415,152      $33,971
Appreciation Fund, Ltd.   Apartments (1)

Florida Capital Income    Eagle Lake            23.28712     $1,837,169      $42,782
Fund, Ltd.                Apartments (1)

Florida Capital Income    Forest Glen           25.50539     $3,472,856      $88,577
Fund II, Ltd.             Apartments         (all 4 phases)    (all 4        (all 4
                          (Phase I) (2)                        phases)       phases)

Florida Capital Income    Bridge Point          19.6047       $919,183       $18,020
Fund III, Ltd.            Apartments
                          (Phase II) (1)

Florida Income            Forest Glen           25.50539     $3,472,856      $88,577
Advantage Fund I, Ltd.    Apartments         (all 4 phases)    (all 4        (all 4
                          (Phase III) (2)                      phases)       phases)

                              Name of
                            Residential
                             Apartment
                           Property (and                      12/31/02
                              type of         Property        Federal       Depreciation     Depreciation    Depreciation
Partnership                  interest)        Location       Tax Basis         Method            Rate        Life Claimed
-----------                  ---------        --------       ---------         ------            ----        ------------
Exchange Equity
Partnerships
(cont'd):

Florida Income            Forest Glen       Daytona           $385,443          MACRS         27.5 yrs.         2 yrs.
Appreciation Fund I,      Apartments        Beach,
Ltd.                      (Phase IV) (2)    Florida

Florida Income Growth     Blossom Corners   Orlando,         $1,735,624         MACRS         27.5 yrs.         2 yrs.
Fund V, Ltd.              Apartments        Florida
                          (Phase I) (1)

Florida Opportunity       Camellia Court    Daytona          $1,494,023         MACRS         27.5 yrs.         2 yrs.
Income Partners, Ltd.     Apartments (1)    Beach,
                                            Florida

Midwest Income Growth     Brookwood Way     Mansfield,       $1,261,936         MACRS         27.5 yrs.         2 yrs.
Fund VI, Ltd.             Apartments (1)    Ohio

Realty Opportunity        Forest Glen       Daytona          $1,321,226         MACRS         27.5 yrs.         2 yrs.
Income Fund VIII, Ltd.    Apartments        Beach,
                          (Phase II) (2)    Florida

Exchange Hybrid
Partnerships:

Baron Strategic           Pineview          Orlando,         $1,911,431         MACRS         27.5 yrs.         15 yrs.
Investment Fund VI, Ltd.  Apartments (3)    Florida

Baron Strategic           Crystal Court     Lakeland,        $1,034,934         MACRS         27.5 yrs.         5 yrs.
Investment Fund IX, Ltd.  Phase I (4)       Florida

Baron Strategic           Crystal Court     Lakeland,        $1,034,934         MACRS         27.5 yrs.         5 yrs.
Investment Fund X, Ltd.   Phase I (5)       Florida

                          Pineview          Orlando,         $1,911,431         MACRS         27.5 yrs.         15 yrs.
                          Apartments (6)    Florida

Lamplight Court of        Lamplight         Bellefontaine,   $1,240,000      Accelerated       19 yrs.          16 yrs.
Bellefontaine             Apartments (7)    Ohio                            Cost Recovery
Apartments, Ltd.                                                               System


                              Name of
                            Residential
                             Apartment
                           Property (and        Realty         2002
                              type of          Tax Rate      Property       Annual
Partnership                  interest)        (Millage)      Tax Value   Realty Taxes
-----------                  ---------        ---------      ---------   ------------
Exchange Equity
Partnerships
(cont'd):

Florida Income            Forest Glen          25.50539     $3,472,856      $88,577
Appreciation Fund I,      Apartments        (all 4 phases)    (all 4        (all 4
Ltd.                      (Phase IV) (2)                      phases)       phases)

Florida Income Growth     Blossom Corners      19.6326      $1,337,859      $26,266
Fund V, Ltd.              Apartments
                          (Phase I) (1)

Florida Opportunity       Camellia Court       25.50539     $1,173,117      $29,921
Income Partners, Ltd.     Apartments (1)

Midwest Income Growth     Brookwood Way        66.26         $437,350       $26,082
Fund VI, Ltd.             Apartments (1)

Realty Opportunity        Forest Glen          25.50539     $3,472,856      $88,577
Income Fund VIII, Ltd.    Apartments        (all 4 phases)    (all 4        (all 4
                          (Phase II) (2)                      phases)       phases)

Exchange Hybrid
Partnerships:

Baron Strategic           Pineview             19.6326      $2,014,379      $39,548
Investment Fund VI, Ltd.  Apartments (3)

Baron Strategic           Crystal Court        20.4050      $1,272,061      $25,956
Investment Fund IX, Ltd.  Phase I (4)

Baron Strategic           Crystal Court        20.4050      $1,272,061      $25,956
Investment Fund X, Ltd.   Phase I (5)

                          Pineview             19.6326      $2,014,379      $39,548
                          Apartments (6)

Lamplight Court of        Lamplight            14.4409      $1,497,400      $21,624
Bellefontaine             Apartments (7)
Apartments, Ltd.

------------

This table has the same footnotes as the first table above entitled "Property Information - Equity Property Interests," and it does not include information for the Villas at Lake Sycamore condominium property, which is under development.

                              Mortgage Information
                               Mortgage Properties

      The table below sets forth certain information relating to the second mortgage loans (and in one case, other debt interests) owned by each of the six Exchange Mortgage Partnerships and the four Exchange Hybrid Partnerships substantially all of whose limited partnership interests the Operating Partnership acquired in the Exchange Offering, including: (i) the name of the lending Exchange Partnership, (ii) the name, location and number of units of the underlying residential apartment property (and in one case, condominium apartment property) securing the first and second mortgages, (iii) the name of the debtor, (iv) the original principal amount of the second mortgage loan(s) held by the Exchange Partnership and the principal balance as of December 31, 2002 and due at maturity, (v) the undivided interests of other Exchange Partnerships in the second mortgage loans or the principal balance as of December 31, 2002 of other second mortgage loans secured by the property and owned by other Exchange Partnerships, (vi) the second mortgage loan interest rate, maturity date, annual and monthly interest payable and participation features, if any, and (vii) the principal balance of the institutional first mortgage loan secured by the property as of December 31, 2002 and the terms thereof.

      Additional information relating to the underlying residential apartment property (and in one case, condominium apartment property) securing each second mortgage loan described and the first mortgage loan with a senior position ahead of the second mortgage loan is set forth above at "Property Information - Debt Property Interests." The debtors of substantially all of the second mortgage loans and other loans provided or acquired by the Exchange Mortgage Partnerships and the Exchange Hybrid Partnerships are limited partnerships that own fee simple title to the property that secures such mortgage loans. Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust, controls the corporate general partners (and in some cases the limited partnership interests) of the debtor partnerships. Affiliates of Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership, originally controlled the corporate general partners (and in certain cases the limited partnership interests) of each of the debtor partnerships. In September 2001, Mr. McGrath's affiliates assigned their general partnership interests (and limited partnership interests, as the case may be) in the debtor partnerships to Sigma Renaissance Corporation. Each second mortgage note described is non-recourse beyond the property and/or other assets owned by the debtors.

                   Mortgage Properties - Mortgage Information

                    Name/ Location/                                                                         12/31/02 Principal
  Baron Capital       No. Units of                                      Maturity                                Balance of
   Partnership          Property      Principal   Accrued   Monthly/      Date         Interest Rate/      First Mortgage Loan
  Owning Second         Securing       Balance   Interest    Annual     (Balance       Amortization/            Secured by
  Mortgage Loan     Second Mortgage     as of      as of    Interest     Due at         Prepayment         Property and Other
     (Debtor)             Loan        12/31/02   12/31/02   Payments    Maturity)        Provisions               Terms
     --------             ----        --------   --------   --------    ---------        ----------               -----
Exchange Mortgage
Partnerships:

Baron Strategic     Blossom Corners     $113,975        $0     $569/     4/02       Fixed interest rate   $1,838,484; the loan
Investment Fund,    Apartments                                $6,838   ($113,975)   of 6% as to           matures 5/2011, has a
Ltd.                (Phase II) (68                                                  $113,975 of           balance due at
(Blossom Corners    units) Orlando,                                                 principal (plus       maturity of
Apartments II,      FL                                                              non-cumulative        $1,605,738, bears
Ltd.)                                                                               participation         interest at a fixed
                                                                                    interest at the       annual rate of 7.26%,
                                                                                    rate of 3% on the     has annual and
                                                                                    unpaid principal      monthly debt service
                                                                                    balance to the        requirements of
                                                                                    extent of any         $152,413 and $12,701,
                                                                                    available cash flow   respectively, and
                                                                                    during the year and   amortizes on a
                                                                                    additional            30-year basis.
                                                                                    non-cumulative
                                                                                    participation
                                                                                    interest equal to
                                                                                    30% of any
                                                                                    remaining available
                                                                                    cash flow during
                                                                                    the year); the loan
                                                                                    requires payments
                                                                                    of interest only
                                                                                    until maturity;
                                                                                    prepayable without
                                                                                    penalty.

Baron Strategic     Villas at Lake      $230,000  $123,933     $2,300/   12/2003    Fixed interest rate   $1,022,990; bears
Investment Fund,    Sycamore (164                             $27,600  ($230,000)   of 12%; requires      interest at an annual
Ltd.                townhomes under                                                 quarterly payments    adjustable rate equal
(Sycamore Real      development)                                                    of interest only      to lender's prime
Estate              Cincinnati,                                                     until maturity;       rate plus 1%
Development, Ltd.)  Ohio (All 26                                                    prepayable without    (currently 5.25%),
                    units in Phase                                                  penalty.              has current annual
                    I built and 25 units                                                                  and monthly debt
                    sold; Phase II                                                                        service requirements
                    is 20 acres of                                                                        of $53,707 and
                    undeveloped                                                                           $4,475, respectively,
                    land)                                                                                 requires payments of
                                                                                                          interest only until
                                                                                                          maturity and is
                                                                                                          prepayable without
                                                                                                          penalty. The debtor
                                                                                                          defaulted on the loan
                                                                                                          upon its maturity in
                                                                                                          11/2001, and the lender
                                                                                                          accelerated the loan.
                                                                                                          Sigma Renaissance
                                                                                                          Corporation (controlled
                                                                                                          by Jerome S. Rydell, a
                                                                                                          member of the Board of
                                                                                                          Trustees of the
                                                                                                          Trust) has been
                                                                                                          assigned all the
                                                                                                          general partnership
                                                                                                          interests (and in
                                                                                                          certain cases,
                                                                                                          limited partnership
                                                                                                          interests) in the
                                                                                                          debtor by Gregory K.
                                                                                                          McGrath (a founder
                                                                                                          and former Chief
                                                                                                          Executive Officer of
                                                                                                          the Trust and the
                                                                                                          Operating
                                                                                                          Partnership) and his
                                                                                                          affiliate. In September
                                                                                                          2002, Mr. Rydell or an
                                                                                                          affiliate acquired the
                                                                                                          first mortgage loan from
                                                                                                          the lender.

Baron Strategic     Country Square    $1,372,237  $596,182   $13,689/    4/2008     Fixed interest rate   $1,519,410; the loan
Investment Fund     Apartments -                             $164,269               of 12%; requires      matures in 3/2008,
IV, Ltd.            Phase I  (73                                                    payments of           has a balance due at
(Country Square     units) Tampa,                                                   interest only until   maturity of
Apartments, Ltd.)   Florida                                                         maturity;             $1,385,953, bears
                                                                                    prepayable without    interest at a fixed
                                                                                    penalty.              annual rate of 7.41%,
                                                                                                          has annual and
                                                                                                          monthly debt service
                                                                                                          requirements of
                                                                                                          $133,068 and $11,089,
                                                                                                          respectively,
                                                                                                          amortizes on a
                                                                                                          30-year basis and is
                                                                                                          prepayable after the
                                                                                                          fourth anniversary of
                                                                                                          the loan, subject to
                                                                                                          yield maintenance
                                                                                                          until the sixth month
                                                                                                          prior to maturity,
                                                                                                          when it can be
                                                                                                          prepaid at par.

                    Name/ Location/                                                                         12/31/02 Principal
  Baron Capital       No. Units of                                      Maturity                                Balance of
   Partnership          Property      Principal   Accrued   Monthly/      Date         Interest Rate/      First Mortgage Loan
  Owning Second         Securing       Balance   Interest    Annual     (Balance       Amortization/            Secured by
  Mortgage Loan     Second Mortgage     as of      as of    Interest     Due at         Prepayment         Property and Other
     (Debtor)             Loan        12/31/02   12/31/02   Payments    Maturity)        Provisions               Terms
     --------             ----        --------   --------   --------    ---------        ----------               -----
Exchange Mortgage
Partnerships:
(cont'd)

Baron Strategic     N/A                  $17,000  $10,200       $170/      N/A      Fixed interest rate   N/A
Investment Fund                                                $2,040   ($17,000)   of 12%; requires
IV, Ltd.                                                                            payment of interest
(Baron Strategic                                                                    only until
Vulture Fund I,                                                                     maturity;
Ltd.)                                                                               prepayable without
                                                                                    penalty.

Baron Strategic     Candlewood           $21,000   $5,207       $210/    3/2003     Fixed interest rate   $526,711; the loan
Investment Fund     Apartments -                               $2,520   ($21,000)   of 12%; requires      matures in 12/2003,
V, Ltd.             Phase II (33                                                    payments of           has a balance due at
(Baron Strategic    units) Tampa,                                                   interest only until   maturity of $533,678,
Investment Fund     Florida                                                         maturity;             bears interest at a
III, Ltd.)                                                                          prepayable without    fixed annual rate of
                                                                                    penalty.              6.84%, payable
                                                                                                          quarterly, has annual
                                                                                                          and monthly debt
                                                                                                          service requirements
                                                                                                          of $56,153 and
                                                                                                          $4,679, respectively,
                                                                                                          amortizes on a
                                                                                                          25-year basis and is
                                                                                                          prepayable without
                                                                                                          penalty.

Baron Strategic     Curiosity Creek     $350,336  $66,495      $1,903/    4/2007    (i) Fixed interest    $1,937,327; the loan
Investment Fund     Apartments (81                            $22,836  ($350,336)   rate of 6% as to      matures in 8/2011,
V, Ltd.             units) Tampa,                                                   $212,145 of           has a balance due at
(Curiosity Creek    Florida                                                         principal (plus       maturity of
Apartments, Ltd.)                                                                   non-cumulative        $1,692,068, bears
                                                                                    participation         interest at the fixed
                                                                                    interest at the       annual rate of 7.26%,
                                                                                    rate of 3% on the     has annual and
                                                                                    unpaid principal to   monthly debt service
                                                                                    the extent of         requirements of
                                                                                    available cash        $160,607 and $13,384,
                                                                                    flow, plus            respectively,
                                                                                    additional            amortizes on a
                                                                                    non-cumulative        30-year basis, and is
                                                                                    participation         prepayable after the
                                                                                    interest equal to     fourth anniversary of
                                                                                    30% of any            the loan, subject to
                                                                                    remaining available   yield maintenance
                                                                                    cash flow), (ii)      until the sixth month
                                                                                    adjustable interest   prior to maturity,
                                                                                    rate of prime plus    when it may be
                                                                                    1% (currently         prepaid at par.
                                                                                    5.75%) as to
                                                                                    $108,858 of
                                                                                    principal, and
                                                                                    (iii) fixed
                                                                                    interest rate of
                                                                                    12.5% as to $29,333
                                                                                    of principal; the
                                                                                    loans require
                                                                                    payments of
                                                                                    interest only until
                                                                                    maturity;
                                                                                    prepayable without
                                                                                    penalty.

Baron Strategic     Sunrise           $1,020,913  $26,433     $4,383/    10/2007    (i) Fixed interest    $981,183; the loan
Investment Fund     Apartments -                              $52,592  ($1,020,913) rate of 6% as to      matures in 1/2005,
V, Ltd.             Phase I (60                                                     $335,000 of           has a balance due at
(Sunrise            units)                                                          principal (plus       maturity of $932,217,
Apartments I,       Titusville,                                                     non-cumulative        bears interest at a
Ltd.)               Florida                                                         participation         fixed annual rate of
                                                                                    interest at the       7.5%, has annual and
                                                                                    rate of 3% on the     monthly debt service
                                                                                    unpaid principal to   requirements of
                                                                                    the extent of         $174,020 and $14,502,
                                                                                    available cash flow   respectively,
                                                                                    plus additional       amortizes on a
                                                                                    non-cumulative        30-year basis, and is
                                                                                    participation         payable after the
                                                                                    interest equal to     fourth anniversary of
                                                                                    20% of any            the loan, subject to
                                                                                    remaining available   yield maintenance
                                                                                    cash flow), (ii)      until the sixth month
                                                                                    fixed interest rate   prior to maturity,
                                                                                    of 4% as to           when it can be
                                                                                    $621,515 of           prepaid at par.
                                                                                    principal, (iii)
                                                                                    fixed interest rate
                                                                                    of 12% as to
                                                                                    $62,931 of
                                                                                    principal, and (iv)
                                                                                    fixed interest rate
                                                                                    of 8.75% as to
                                                                                    $1,467 of
                                                                                    principal; the
                                                                                    loans require
                                                                                    payments of
                                                                                    interest only until
                                                                                    maturity;
                                                                                    prepayable without
                                                                                    penalty.

Baron Strategic         N/A              $44,500  $26,018       $445/      N/A      Fixed interest rate   N/A
Investment Fund V,                                             $5,340   ($44,000)   of 12%; requires
Ltd. (Baron Strategic                                                               payment of interest
Vulture Fund I, Ltd.)                                                               only until
                                                                                    maturity;
                                                                                    prepayable without
                                                                                    penalty.

                    Name/ Location/                                                                         12/31/02 Principal
  Baron Capital       No. Units of                                      Maturity                                Balance of
   Partnership          Property      Principal   Accrued   Monthly/      Date         Interest Rate/      First Mortgage Loan
  Owning Second         Securing       Balance   Interest    Annual     (Balance       Amortization/            Secured by
  Mortgage Loan     Second Mortgage     as of      as of    Interest     Due at         Prepayment         Property and Other
     (Debtor)             Loan        12/31/02   12/31/02   Payments    Maturity)        Provisions               Terms
     --------             ----        --------   --------   --------    ---------        ----------               -----
Exchange Mortgage
Partnerships:
(cont'd)

Baron Strategic         Heatherwood    $49,308         $0       $338/    10/2004    Fixed interest rate   $671,939; the loan
VIII, Ltd.              Apartments                             $4,060   ($53,308)   of 6% as to $53,308   matures in 11/2004,
(Heatherwood            - Phase II                                                  of principal (plus    has a balance due at
Apartments II,          (41 units)                                                  non-cumulative        maturity of $655,856,
Ltd.)                   Kissimmee,                                                  participation         bears interest at a
                        Florida                                                     interest at the       fixed annual rate of
                                                                                    rate of 3% on the     7.75%, has annual and
                                                                                    unpaid principal to   monthly debt service
                                                                                    the extent of         requirements of
                                                                                    available cash flow   $61,038 and $5,087,
                                                                                    plus additional       respectively,
                                                                                    non-cumulative        amortizes on a
                                                                                    participation         30-year basis, and is
                                                                                    interest equal to     prepayable after the
                                                                                    30% of any            fourth anniversary of
                                                                                    remaining available   the loan, subject to
                                                                                    cash flow); the       yield maintenance
                                                                                    loans require         until the sixth month
                                                                                    payments of           prior to maturity,
                                                                                    interest only until   when it can be
                                                                                    maturity;             prepaid at par.
                                                                                    prepayable without
                                                                                    penalty.

Baron Strategic         Longwood      $969,268   $109,692     $5,052/    10/2007    (i) Fixed interest    $981,411; the loan
Investment Fund VIII,   Apartments                            $60,628  ($969,268)   rate of 6% as to      matures in 11/2004,
Ltd.                    - Phase I                                                   $368,558 of           has a balance due at
(Longwood Apartments    (59 units)                                                  principal (plus       maturity of $962,715,
I, Ltd.)                Cocoa,                                                      non-cumulative        bears interest at a
                        Florida                                                     participation         fixed annual rate of
                                                                                    interest at the       7.75%, has annual and
                                                                                    rate of 3% on the     monthly debt service
                                                                                    unpaid principal to   requirements of
                                                                                    the extent of         $89,150 and $7,429,
                                                                                    available cash flow   respectively,
                                                                                    plus additional       amortizes on a
                                                                                    non-cumulative        30-year basis, and is
                                                                                    participation         prepayable after the
                                                                                    interest equal to     fourth anniversary of
                                                                                    30% of any            the loan, subject to
                                                                                    remaining available   yield maintenance
                                                                                    cash flow), (ii)      until the sixth month
                                                                                    adjustable interest   prior to maturity,
                                                                                    rate of 1% over       when it can be
                                                                                    prime rate            prepaid at par.
                                                                                    (currently 5.75%)
                                                                                    as to $526,465 of
                                                                                    principal, and
                                                                                    (iii) fixed
                                                                                    interest rate of
                                                                                    12% as to $74,245
                                                                                    of principal; the
                                                                                    loans require
                                                                                    payments of
                                                                                    interest only until
                                                                                    maturity;
                                                                                    prepayable without
                                                                                    penalty.

Baron Strategic         Villas at      $77,000     $37,214      $751/    12/2003    Fixed interest rate   $1,022,990; bears
Investment Fund VIII,   Lake                                   $9,014   ($77,000)   of 12%; requires      interest at an annual
Ltd.                    Sycamore                                                    quarterly payments    adjustable rate equal
(Sycamore Real Estate   (164                                                        of interest only      to lender's prime
Development, Ltd.)      townhomes                                                   until maturity;       rate plus 1%
                        under                                                       prepayable without    (currently 5.25%),
                        development)                                                penalty.              has current annual
                        Cincinnati,                                                                       and monthly debt
                        Ohio (all                                                                         service requirements
                        26 units in                                                                       of $53,707 and
                        Phase I                                                                           $4,475, respectively,
                        built and                                                                         requires payments of
                        25 units                                                                          interest only until
                        sold; Phase                                                                       maturity and is
                        II is 20                                                                          prepayable without
                        acres of                                                                          penalty.  The debtor
                        undeveloped                                                                       defaulted on the loan
                                                                                                          upon its maturity in
                                                                                                          11/2001, and the lender
                                                                                                          accelerated the
                                                                                                          loan. Sigma Renaissance
                                                                                                          Corporation (controlled by
                                                                                                          Jerome S. Rydell, a
                                                                                                          member of the Board of
                                                                                                          Trustees of the
                                                                                                          Trust) has been
                                                                                                          assigned all the
                                                                                                          general partnership
                                                                                                          interests (and in
                                                                                                          certain cases,
                                                                                                          limited partnership
                                                                                                          interests) in the
                                                                                                          debtor by Gregory K.
                                                                                                          McGrath (a founder
                                                                                                          and former Chief
                                                                                                          Executive Officer of
                                                                                                          the Trust and the
                                                                                                          Operating
                                                                                                          Partnership) and his
                                                                                                          affiliate. In September
                                                                                                          2002, Mr. Rydell or an
                                                                                                          affiliate acquired the
                                                                                                          first mortgage loan from
                                                                                                          the lender.

                     Name/Location/                                                                         12/31/02 Principal
  Baron Capital       No. Units of                                      Maturity                                Balance of
   Partnership          Property      Principal   Accrued   Monthly/      Date         Interest Rate/      First Mortgage Loan
  Owning Second         Securing       Balance   Interest    Annual     (Balance       Amortization/            Secured by
  Mortgage Loan         Mortgage        as of      as of    Interest     Due at         Prepayment         Property and Other
     (Debtor)         Second Loan     12/31/02   12/31/02   Payments    Maturity)        Provisions               Terms
     --------             ----        --------   --------   --------    ---------        ----------               -----
Exchange Mortgage
Partnerships:
(cont'd)

Baron Strategic         Curiosity       $904,693  $158,988    $5,832/    4/2007     (i) Fixed interest    $1,937,327; the loan
Vulture Fund I, Ltd.    Creek                                 $69,985  ($904,693)   rate of 6% as to      matures in 8/2011,
(Curiosity Creek        Apartments                                                  $431,064 of           has a balance due at
Apartments, Ltd.)       (81 units)                                                  principal (plus       maturity of
                        Tampa,                                                      non-cumulative        $1,692,068, bears
                        Florida                                                     participation         interest at the fixed
                                                                                    interest at the       annual rate of 7.26%,
                                                                                    rate of 3% on the     has annual and
                                                                                    unpaid principal to   monthly debt service
                                                                                    the extent of         requirements of
                                                                                    available cash flow   $160,607 and $13,384,
                                                                                    plus additional       respectively,
                                                                                    non-cumulative        amortizes on a
                                                                                    participation         30-year basis, and is
                                                                                    interest equal to     prepayable after the
                                                                                    30% of any            fourth anniversary of
                                                                                    remaining available   the loan subject to
                                                                                    cash flow), (ii)      defeasance provisions
                                                                                    adjustable interest   in the mortgage note.
                                                                                    rate of prime plus
                                                                                    1% (currently
                                                                                    5.25%) as to
                                                                                    $221,190 of
                                                                                    principal, (iii)
                                                                                    fixed interest rate
                                                                                    of 12.5% as to
                                                                                    $222,055 of
                                                                                    principal, and (iv)
                                                                                    fixed interest rate
                                                                                    of 12% as to
                                                                                    $30,384 of
                                                                                    principal; the
                                                                                    loans require
                                                                                    payments of
                                                                                    interest only until
                                                                                    maturity;
                                                                                    prepayable without
                                                                                    penalty.

Brevard Mortgage        Meadowdale    $1,048,861  $244,515    $5,240/    10/2007    (i) Fixed interest    $950,751; the loan
Program, Ltd.           Apartments                            $62,888  ($1,048,861) rate of 6% as to      matures in 1/2007,
(Florida Opportunity    (64 units)                                                  $752,747 of           has a balance due at
Income Fund III, Ltd.)  Melbourne,                                                  principal (plus       maturity of $801,776,
                        Florida                                                     non-cumulative        bears interest at an
                                                                                    participation         initial rate of 7.25%
                                                                                    interest at the       increasing by .125%
                                                                                    rate of 3% on the     each year for five
                                                                                    unpaid principal to   years, has annual and
                                                                                    the extent of         monthly debt service
                                                                                    available cash flow   requirements of
                                                                                    plus additional       $97,200 and $8,100 in
                                                                                    non-cumulative        year 1, respectively
                                                                                    participation         and amortizes on a
                                                                                    interest equal to     16-year basis.
                                                                                    20% of any
                                                                                    remaining available
                                                                                    cash flow), (ii)
                                                                                    adjustable interest
                                                                                    rate of 1% over
                                                                                    prime rate
                                                                                    (currently 5.25%)
                                                                                    as to $271,923 of
                                                                                    principal and (iii)
                                                                                    fixed rate of 12%
                                                                                    as to $24,191 of
                                                                                    principal;
                                                                                    prepayable without
                                                                                    penalty.
Exchange Hybrid
Partnerships:

Baron Strategic         Candlewood       $68,000  $25,867       $680/    3/2003     Fixed interest rate   $526,711; the loan
Investment Fund VI,     Apartments                             $8,160   ($68,000)   of 12%; requires      matures 12/2003, has
Ltd.                    - Phase II                                                  payments of           a balance due at
(Baron Strategic        (33 units)                                                  interest only until   maturity of $503,678,
Investment Fund III,    Tampa,                                                      maturity;             bears interest at a
Ltd.)                   Florida                                                     prepayable without    fixed annual rate of
                                                                                    penalty.              6.84%, payable
                                                                                                          quarterly, has annual
                                                                                                          and monthly debt
                                                                                                          service requirements
                                                                                                          of $56,153 and
                                                                                                          $4,679, respectively,
                                                                                                          amortizes on a
                                                                                                          25-year basis and is
                                                                                                          prepayable without
                                                                                                          penalty.

                     Name/Location/                                                                         12/31/02 Principal
  Baron Capital       No. Units of                                      Maturity                                Balance of
   Partnership          Property      Principal   Accrued   Monthly/      Date         Interest Rate/      First Mortgage Loan
  Owning Second         Securing       Balance   Interest    Annual     (Balance       Amortization/            Secured by
  Mortgage Loan         Mortgage        as of      as of    Interest     Due at         Prepayment         Property and Other
     (Debtor)         Second Loan     12/31/02   12/31/02   Payments    Maturity)        Provisions               Terms
     --------         -----------     --------   --------   --------    ---------        ----------               -----
Exchange Hybrid
Partnerships:
(cont'd)

Baron Strategic         Garden        $248,353     $24,250     $413/     1/2007       (i) Fixed           $896,109; the loan
Investment Fund VI,     Terrace                               $4,967   ($248,353)     interest rate of    matures in 5/2005,
Ltd.                    Apartments                                                    2% as to $147,000   has a balance due at
(Garden Terrace         - Phase                                                       of principal if     maturity of $822,063,
Apartments III,         III, (91                                                      cash flow           bears interest at the
Ltd.)                   units)                                                        available (plus     fixed annual rate of
                        Tampa,                                                        non-cumulative      8.31%, has annual and
                        Florida                                                       participation       monthly debt service
                                                                                      interest at the     requirements of
                                                                                      rate of 7% on the   $96,047 and $8,004,
                                                                                      unpaid principal    respectively,
                                                                                      to the extent of    amortizes on a
                                                                                      available cash      25-year basis and may
                                                                                      flow, plus          be prepaid beginning
                                                                                      additional          4/99 with a 5%
                                                                                      participation       prepayment fee, which
                                                                                      interest equal to   decreases 1% per year
                                                                                      30% of any          until maturity.
                                                                                      remaining cash
                                                                                      flow (payable to
                                                                                      holders of note
                                                                                      only after
                                                                                      payment of
                                                                                      interest due on
                                                                                      the note referred
                                                                                      to in (ii) below)
                                                                                      and (ii) fixed
                                                                                      interest rate of
                                                                                      9% as to $101,353
                                                                                      of principal,
                                                                                      payable only from
                                                                                      excess cash flow
                                                                                      after payment of
                                                                                      2% minimum
                                                                                      interest and 7%
                                                                                      participation
                                                                                      interest due on
                                                                                      the note referred
                                                                                      to in (i) above;
                                                                                      the loans require
                                                                                      payments of
                                                                                      interest only
                                                                                      until maturity;
                                                                                      prepayable
                                                                                      without penalty.

Baron Strategic         Country       $259,639    $193,141      $3,272/    9/2002     Fixed interest      $1,519,410; the loan
Investment Fund VI,     Square                                  $39,264  ($259,639)   rate of 15%;        matures in 3/2008,
Ltd.                    Apartments                                                    requires payments   has a balance due at
(Baron Strategic        - Phase I                                                     of interest only    maturity of
Investment IV,          (73 units)                                                    until maturity;     $1,385,953, bears
Ltd.)                   Tampa,                                                        prepayable          interest at a fixed
                        Florida                                                       without penalty.    annual rate of 7.41%,
                                                                                                          has annual and
                                                                                                          monthly debt service
                                                                                                          requirements of
                                                                                                          $133,068 and $11,089,
                                                                                                          respectively,
                                                                                                          amortizes on a
                                                                                                          30-year basis, and is
                                                                                                          prepayable after the
                                                                                                          fourth anniversary of
                                                                                                          the loan, subject to
                                                                                                          yield maintenance
                                                                                                          until the sixth month
                                                                                                          prior to maturity,
                                                                                                          when it can be
                                                                                                          prepaid at par.

Baron Strategic         Candlewood     $75,500     $29,345        $755/    3/2003     Fixed interest      $526,711; the loan
Investment Fund IX,     Apartments--                              $9,060   ($75,500)   rate of 12%;        matures  12/2003, has
Ltd.                    Phase II (33                                                  requires payments   a balance due at
(Baron Strategic        units)                                                        of interest only    maturity of $505,678,
Investment Fund III,    Tampa,                                                        until maturity;     bears interest at a
Ltd.)                   Florida                                                       prepayable          fixed annual rate of
                                                                                      without penalty.    6.84%, payable
                                                                                                          quarterly, has annual
                                                                                                          and monthly debt
                                                                                                          service requirements
                                                                                                          of $56,153 and
                                                                                                          $4,679, respectively,
                                                                                                          amortizes on a
                                                                                                          25-year basis and is
                                                                                                          prepayable without
                                                                                                          penalty.

                     Name/Location/                                                                         12/31/02 Principal
  Baron Capital       No. Units of                                      Maturity                                Balance of
   Partnership          Property      Principal   Accrued   Monthly/      Date         Interest Rate/      First Mortgage Loan
  Owning Second         Securing       Balance   Interest    Annual     (Balance       Amortization/            Secured by
  Mortgage Loan         Mortgage        as of      as of    Interest     Due at         Prepayment         Property and Other
     (Debtor)         Second Loan     12/31/02   12/31/02   Payments    Maturity)        Provisions               Terms
     --------         -----------     --------   --------   --------    ---------        ----------               -----
Exchange Hybrid
Partnerships:
(cont'd)

Baron Strategic         Garden        $310,442     $30,551     $517/     1/2007       (i) Fixed           $896,109; the loan
Investment Fund IX,     Terrace                               $6,209   ($310,442)     interest rate of    matures in 5/2005,
Ltd.                    Apartments                                                    2% as to $183,750   has a balance due at
(Garden Terrace         - Phase III                                                   of principal if     maturity of $822,063,
Apartments III, Ltd.)   (91 units)                                                    cash flow           bears interest at the
                        Tampa,                                                        available (plus     fixed annual rate of
                        Florida                                                       non-cumulative      8.31%, has annual and
                                                                                      participation       monthly debt service
                                                                                      interest at the     requirements of
                                                                                      rate of 7% on the   $96,047 and $8,004,
                                                                                      unpaid principal    respectively,
                                                                                      to the extent of    amortizes on a
                                                                                      available cash      25-year basis and may
                                                                                      flow, plus          be prepaid beginning
                                                                                      additional          4/99 with a 5%
                                                                                      participation       prepayment fee, which
                                                                                      interest equal to   decreases 1% per year
                                                                                      30% of any          until maturity.
                                                                                      remaining cash
                                                                                      flow (payable to
                                                                                      holders of note
                                                                                      only after
                                                                                      payment of
                                                                                      interest on the
                                                                                      note referred to
                                                                                      in (ii) below)
                                                                                      and (ii) fixed
                                                                                      interest rate of
                                                                                      9% as to $126,692
                                                                                      of principal,
                                                                                      payable only from
                                                                                      excess cash flow
                                                                                      after payment of
                                                                                      2% minimum
                                                                                      interest and 7%
                                                                                      participation
                                                                                      interest due on
                                                                                      the note referred
                                                                                      to in (i) above;
                                                                                      the loan requires
                                                                                      payments of
                                                                                      interest only
                                                                                      until maturity;
                                                                                      prepayable
                                                                                      without penalty.

Baron Strategic         Villas at     $243,500    $109,380      $2,435/    12/2003    Fixed interest      $1,022,990; bears
Investment Fund IX,     Lake                                    $29,220  ($243,500)   rate of 12%;        interest at the
Ltd.                    Sycamore                                                      requires            annual adjustable
(Sycamore Real Estate   (164                                                          quarterly           rate equal to
Development, Ltd.)      townhomes                                                     payments of         lender's prime rate
                        under                                                         interest only       plus 1% (currently
                        development)                                                  until maturity;     5.25%), has current
                        Cincinnati,                                                   prepayable          annual and monthly
                        Ohio (all                                                     without penalty.    debt service
                        26 units in                                                                       requirements of
                        Phase I                                                                           $53,707 and $4,475,
                        built and                                                                         respectively,
                        25 units                                                                          requires payments of
                        sold; Phase                                                                       interest only until
                        II is 20                                                                          maturity and is
                        acres of                                                                          prepayable without
                        undeveloped                                                                       penalty. The debtor
                        land)                                                                             defaulted on the loan
                                                                                                          upon its maturity in
                                                                                                          11/2001, and the lender
                                                                                                          accelerated the loan.
                                                                                                          Sigma Renaissance
                                                                                                          Corporation
                                                                                                          (controlled by Jerome
                                                                                                          S. Rydell, a member
                                                                                                          of the Board of
                                                                                                          Trustees of the
                                                                                                          Trust) has been
                                                                                                          assigned all the
                                                                                                          general partnership
                                                                                                          interests (and in
                                                                                                          certain cases,
                                                                                                          limited partnership
                                                                                                          interests) in the
                                                                                                          debtor by Gregory K.
                                                                                                          McGrath (a founder
                                                                                                          and former Chief
                                                                                                          Executive Officer of
                                                                                                          the Trust and the
                                                                                                          Operating
                                                                                                          Partnership) and his
                                                                                                          affiliate. In September
                                                                                                          2002, Mr. Rydell or an
                                                                                                          affiliate acquired the
                                                                                                          first mortgage loan from
                                                                                                          the lender.

                     Name/Location/                                                                              12/31/02 Principal
  Baron Capital       No. Units of                                            Maturity                               Balance of
   Partnership          Property          Principal     Accrued   Monthly/      Date         Interest Rate/     First Mortgage Loan
  Owning Second         Securing           Balance     Interest    Annual     (Balance       Amortization/           Secured by
  Mortgage Loan         Mortgage            as of        as of    Interest     Due at         Prepayment        Property and Other
     (Debtor)         Second Loan         12/31/02     12/31/02   Payments    Maturity)        Provisions              Terms
     --------         -----------         --------     --------   --------    ---------        ----------              -----
Exchange Hybrid
Partnerships:
(cont'd)

Baron Strategic         Heatherwood         $170,499          $0  $1,124/      10/2004    (i) Fixed           $671,939; the loan
Investment Fund X,      Apartments                                $13,499    ($170,499)   interest rate of    matures in 11/2004,
Ltd. (Heatherwood       - Phase II                                                        6% as to $128,475   has a balance due at
Apartments II,          (41 units)                                                        of principal        maturity of $655,856,
Ltd.)                   Kissimmee,                                                        (plus               bears interest at a
                        Florida                                                           non-cumulative      fixed annual rate of
                                                                                          participation       7.75%, has annual and
                                                                                          interest at the     monthly debt service
                                                                                          rate of 3% on the   requirements of
                                                                                          unpaid principal    $61,038 and $5,087,
                                                                                          to the extent of    respectively,
                                                                                          available cash      amortizes on a
                                                                                          flow plus           30-year basis, and is
                                                                                          additional          prepayable after the
                                                                                          non-cumulative      fourth anniversary of
                                                                                          participation       the loan, subject to
                                                                                          interest equal to   yield maintenance
                                                                                          30% of any          until the sixth month
                                                                                          remaining           prior to maturity,
                                                                                          available cash      when it can be
                                                                                          flow), (ii)         prepaid at par.
                                                                                          adjustable
                                                                                          interest rate of
                                                                                          1% over prime
                                                                                          rate (currently
                                                                                          5.25%) as to $732
                                                                                          of principal, and
                                                                                          (iii) fixed
                                                                                          interest rate of
                                                                                          12% as to $41,335
                                                                                          of principal; the
                                                                                          loans require
                                                                                          payments of
                                                                                          interest only
                                                                                          until maturity;
                                                                                          prepayable
                                                                                          without penalty.

Baron Strategic         Garden              $682,972     $67,402  $1,124/      1/2007     (i) Fixed           $896,109; the loan
Investment Fund X,      Terrace                                   $13,449    ($682,972)   interest rate of    matures in 5/05, has
Ltd. (Garden Terrace    Apartments                                                        2% as to $404,250   a balance due at
Apartments III, Ltd.)   - Phase III                                                       of principal if     maturity of $822,063,
                        (91 units)                                                        cash flow           bears interest at the
                        Orlando,                                                          available (plus     fixed annual rate of
                        Florida                                                           non-cumulative      8.31%, has annual and
                                                                                          participation       monthly debt service
                                                                                          interest at the     requirements of
                                                                                          rate of 7% on the   $96,047 and $8,004,
                                                                                          unpaid principal    respectively,
                                                                                          to the extent of    amortizes on a
                                                                                          available cash      25-year basis and may
                                                                                          flow, plus          be prepaid beginning
                                                                                          additional          4/99 with a 5%
                                                                                          participation       prepayment fee, which
                                                                                          interest equal to   decreases 1% per year
                                                                                          30% of any          until maturity.
                                                                                          remaining cash
                                                                                          flow (payable to
                                                                                          holders of note
                                                                                          only after
                                                                                          payment of
                                                                                          interest due on
                                                                                          the note referred
                                                                                          to in (ii) below)
                                                                                          and (ii) fixed
                                                                                          interest rate of
                                                                                          9% as to $278,722
                                                                                          of principal,
                                                                                          payable only from
                                                                                          excess cash flow
                                                                                          after payment of
                                                                                          2% minimum
                                                                                          interest and 7%
                                                                                          participation
                                                                                          interest due on
                                                                                          the note referred
                                                                                          to in (i) above;
                                                                                          the loans require
                                                                                          payments of
                                                                                          interest only
                                                                                          until maturity;
                                                                                          prepayable
                                                                                          without penalty.

Lamplight Court of      Lamplight           $678,302    $251,571  $3,590/      12/2006    (i) Adjustable      $1,279,868; the loan
Bellefontaine           Court                                     $43,078    ($678,302)   interest rate of    matures in 11/2006,
Apartments, Ltd.        Apartments                                                        1% over prime       has a balance due at
(Independence           (80 units)                                                        rate (currently     maturity of
Village, Ltd.)          Bellefontaine,                                                    5.25%) as to        $1,158,349, bears
                        Ohio                                                              $585,000 of         interest at a fixed
                                                                                          principal, and      annual rate of 9.04%,
                                                                                          (ii) fixed          has annual and
                                                                                          interest rate of    monthly debt service
                                                                                          12% as to $93,302   requirements of
                                                                                          of principal; the   $141,445 and $11,787,
                                                                                          loans require       respectively,
                                                                                          payments of         amortizes on a
                                                                                          interest only       25-year basis, and is
                                                                                          until maturity;     prepayable after the
                                                                                          prepayable          fifth anniversary of
                                                                                          without penalty.    the loan, provided
                                                                                                              that in the sixth and
                                                                                                              seventh years
                                                                                                              prepayment requires a
                                                                                                              fee equal to the
                                                                                                              greater of 1% of the
                                                                                                              prepaid amount or
                                                                                                              yield maintenance.
                                          ---------------------------------
               Total *                    $8,956,298  $2,136,384  $54,792/
                                                                  $657,504

--------

* The totals shown above do not foot to the total amount of receivables due from affiliates shown on the consolidated balance sheet of the Operating Partnership as of December 31, 2002 included in Item 7 of this Report because the amounts shown in the balance sheet are net amounts which take into account the allowance for bad debt and the discounted acquisition price of the receivables. In addition, one of the receivables shown in the table above is due from an unrelated third party.

      Other Property Investments

           Alexandria Apartments

      During 1998 and 1999, the Operating Partnership used a portion of the net proceeds of the Trust's Cash Offering to acquire a 40% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership that formerly owned Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under development in Alexandria, Kentucky. The aggregate purchase price for the limited partnership interest was $1,285,000. An affiliate of Mr. McGrath sold the limited partnership interest to the Operating Partnership, and a separate affiliate of Mr. McGrath formerly served as the managing general partner of the Alexandria Partnership.

      The Alexandria Partnership defaulted on its first mortgage construction loan when the loan matured in December 2000, and the lender exercised its right to accelerate payment of the loan. In 2000, the Operating Partnership wrote off its investment in the Alexandria Partnership due to the defaults on first mortgage indebtedness, recurring losses incurred by the property, contingent liabilities under an equipment lease, a partners' deficiency, and an updated appraisal that valued the property at an amount less than the total liabilities owed.

      In September 2001, Mr. McGrath's affiliate assigned the remaining 60% limited partnership interest in the Alexandria Partnership and certain other property interests to Sigma Renaissance Corporation ("Sigma Renaissance"), a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. Sigma Renaissance also became the managing general partner of the Alexandria Partnership and other partnerships owning the other assigned property interests.

      In December 2001, a Kentucky court appointed a receiver to manage the Alexandria Property. In 2002, Sigma Renaissance, acting as managing general partner of the Alexandria Partnership, caused it to file for bankruptcy protection. The first mortgage lender, however, was successful in lifting the automatic stay in the bankruptcy proceeding. As a result, in the second quarter of 2002, the bankruptcy proceeding was dismissed and the lender foreclosed on the property and sold it to an unrelated third party.

           Acquisition of Limited Partnership Interests

      In July 1998, the Operating Partnership was admitted as a minority limited partner in 13 real estate limited partnerships, including 10 of the Exchange Partnerships that participated in the Exchange Offering and are now controlled and managed by the Operating Partnership. The 13 limited partnerships were formerly affiliated with Mr. McGrath. In September 2001, the remaining limited partnership interests and the entire general partnership interest in the three limited partnerships that are not Exchange Partnerships were assigned to Sigma Renaissance Corporation, which is controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust.

      The Operating Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Operating Partnership was approximately $341,000. The percentage interest acquired by the Operating Partnership (less than 4% in each case) was calculated at fair market value. The Operating Partnership has written off its minority interests in the three limited partnerships that were not acquired by it in the Exchange Offering.

           Contract to Acquire Two Additional Properties

      In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. At that time, Mr. McGrath controlled the three development companies. One of the properties was sold to a third party with the Trust's consent. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. The remaining residential property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), was originally scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments, of which 98 have been completed and rented. Due to events described below, the anticipated date of completion of the Burgundy Hills Property and whether the development will be completed as originally planned are uncertain.

      In connection with the transaction, the Trust obtained a right of first negotiation to purchase the Burgundy Hills Property from its owner, Burlington Residential, Ltd., upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. At that time, the purchase price was expected to be approximately $30 million, of which a significant portion would be funded with first mortgage financing. Presently, the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and even if construction were completed, and it is uncertain whether the Trust will have adequate resources to complete the transaction if construction is completed. In addition, as described below, because the owner of the first mortgage on the property has acquired control of the Borrower and the development of the property, management believes it is unlikely that the Trust's purchase rights are still exercisable.

      In connection with the transaction, prior management caused the Trust to co-guarantee (together with Mr. McGrath) the first mortgage construction loan secured by the Burgundy Hills Property. Assuming that the Borrower completed the property development as originally planned and that certain other specified conditions were fulfilled, the Borrower would have been able to borrow up to a maximum principal amount of $19 million under the terms of the first mortgage loan. The Trust, as guarantor, has a potential contingent liability for the full outstanding amount of the loan, which, based on the most recent information available to the Trust, had an outstanding principal balance of $6,478,000 as of October 1, 2001.

      Burlington Residential, Ltd., the owner of the Burgundy Hills Apartments project (the "Borrower"), defaulted on the first mortgage loan and on a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the property, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

      According to its counsel, the current owner of the loans, Burgundy-Boone, LLC, an Illinois limited liability company, and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of all or a portion of the Burgundy Hills Apartments project and then sell it. They appear to have completed construction on the last building in the first phase of the development and have listed the property for sale.

      Given the facts that Burgundy-Boone, LLC enforced its security interest and was awarded control of all equity interests in the Borrower and that Burgundy-Boone, LLC also owns the first mortgage loan and the mezzanine loan, management believes that it is not probable that the guaranty is still enforceable. However, due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty remains uncertain.

Investment Objectives and Policies

   General

      The Trust and the Operating Partnership have been organized to acquire equity interests in residential apartment properties located in the United States and/or to provide or acquire mortgage loans secured by such types of property. Such investments will consist primarily of: (i) the direct and indirect acquisition, ownership, operation, management, improvement and disposition of equity interests in such types of properties and/or (ii) mortgage loans which the Trust and the Operating Partnership provide or acquire which are secured by mortgages on such types of properties. BARCAP Realty Services Group, Inc. ("Barcap"), the Trust's taxable REIT subsidiary, provides property management services for residential apartment properties totaling 1,263 units for third party owners.

      The Trust seeks to: (1) generate current cash flow for distribution to Trust Shareholders and Operating Partnership Unitholders from rental payments generated from the rental of residential apartment units which the Trust and the Operating Partnership may acquire and/or principal and interest payments in respect of mortgage loans which the Trust and the Operating Partnership may provide or acquire; (2) provide the opportunity for capital appreciation of residential apartment properties, and (iii) generate current cash flow from property management services Barcap provides for third party property owners. The Trust and the Operating Partnership will make pro rata distributions to their Shareholders and Unitholders of net income, if any, generated from their investments and Barcap's property management activities as cash flow allows. Properties in which the Trust and the Operating Partnership acquire an interest are expected to use the straight-line method of depreciation over 27.5 years.

      The Trust, the Operating Partnership and Barcap constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage, and improve equity and debt interests in residential apartment properties for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. The strategy of the Trust and the Operating Partnership is to pursue acquisitions of interests in properties that: (i) are available at prices below estimated replacement cost; (ii) may provide attractive returns with significant potential growth in cash flow from property operations; (iii) are strategically located, of high quality and competitive in their respective markets; (iv) have been under-managed or are otherwise capable of improved performance through intensive management and leasing that will result in increased occupancy and rental revenues, and (v) provide anticipated total returns that will increase distributions by the Trust and the Operating Partnership and their overall market value. The Trust makes property investments indirectly through the Operating Partnership, which holds all of its real estate assets and conducts all real estate operations. As of the date of this Report, the Operating Partnership has acquired property interests using the net proceeds from the Trust's Cash Offering and by issuing its Units in connection with its own Exchange Offering. The Operating Partnership has not acquired any property interests since the completion of the Exchange Offering in April 2000. Unless the context otherwise requires, the term "Trust" as used below in this item collectively refers to Baron Capital Trust, the Operating Partnership and Barcap.

      As a result of the proven success of the Trust's field management team and the Trust's investment in residential apartment-oriented accounting software, Barcap has been successful in attracting and retaining a variety of fee management business from four outside property owners that control 1,263 apartment units. Barcap's strategy is to expand its third party property management business to achieve economies of scale and the optimum level of performance of its professional management team.

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

      (ii) Acquiring mortgage loans, including subordinated mortgage loans, secured by mortgages on existing residential apartment properties located in the United States;

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

      (v) Emphasizing capital improvements to enhance the Trust's competitive advantages in its markets; and

      (vi) Expanding Barcap's property management services for third party property owners to achieve economies of scale and the optimum level of performance of its professional management team.

      The Trust may also provide or acquire subordinated mortgage loans which provide for the payment of a fixed or adjustable rate of interest plus, in certain cases, participation interest that is payable out of available cash flow remaining after the payment of operating expenses and debt service requirements and/or out of net proceeds from the sale or refinancing of such property remaining after the payment of transaction expenses and indebtedness secured by such property. The repayment of such loans would be secured by a subordinated mortgage on the underlying property. Subordinated mortgages securing loans that may be provided or acquired by the Trust may or may not be recorded. None of the subordinated mortgage interests acquired by the Operating Partnership as of the date of this Report have been recorded due to restrictions contained in the underlying first mortgage loan documents. (See "- Trust Policies with Respect to Certain Activities - Investment Policies" below). The Trust will not provide or acquire mortgage loans in respect of any property where the amount invested by the Trust or the Operating Partnership plus the amount of any existing indebtedness in respect of such property exceeds 80% of the property's estimated replacement cost new unless substantial justification exists.

      The properties owned by the Exchange Partnerships, substantially all of whose equity interests the Operating Partnership acquired in the Exchange Offering, are collectively managed by Barcap and share property management and administrative expenses. Other properties in which the Operating Partnership acquires an interest will be similarly managed. Barcap manages residential apartment properties for third party owners.

      The Trust intends to utilize one or more sources of capital for future acquisitions and capital improvements, which may include undistributed cash flow, borrowings, issuance of debt or equity securities and other bank and/or institutional borrowings. The Trust intends to investigate making an additional public or private offering of Common Shares and/or Units within the next 12-24 month period if the Board of the Trust determines that suitable property acquisition opportunities that meet its investment criteria are available to the Trust at attractive prices and such an offering would fulfill its cost of funds requirements. There can be no assurance, however, that the Trust will be able to obtain capital for any such acquisitions or improvements on terms favorable to the Trust.

      The Trust qualified as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1998 and believes it remains qualified as such.

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

      Investment Policies

      The Trust's investment objective is to provide periodic cash distributions and achieve long-term appreciation through increases in cash flows and the value of its property interests. In early June 2003, the Operating Partnership made its inital semi-annual distribution on outstanding Units of record as of May 30, 2003, including Units owned by the Trust, in the amount of $.02 per Unit. The Trust, in turn, distributed such amount to its record Shareholders as of that date. In 1998 and 1999, the Trust declared and paid $72,159 and $270,348, respectively, of distributions on its outstanding Common Shares, representing a return of capital. The Trust has not made a distribution since September 1999.

      The Trust intends to pursue its investment objectives by directly or indirectly acquiring equity interests in residential apartment properties located in the United States and/or providing or acquiring mortgage loans and other real estate interests related to such types of properties consistent with its qualification as a REIT. The Trust may invest in first mortgage loans or subordinated mortgage loans and participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation. The Trust may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of properties from time to time.

      The Operating Partnership's ability to make future distributions will be determined by the net cash flow it has available to make distributions. The Trust and the Operating Partnership will make pro rata distributions to their Shareholders and Unitholders of net income, if any, generated from investments in property interests and from Barcap's third party property management activities as cash flow allows.

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

      Subordinated mortgages securing subordinated mortgage loans provided or acquired by the Trust may or may not be recorded. None of the subordinated mortgage interests acquired as of the date of this Report have been recorded due to restrictions contained in first mortgage loan documents. Where a subordinated mortgage in favor of the Trust is not recorded, the Trust's security interest in the mortgage would be unperfected and, until the subordinated mortgage is recorded, the Trust would be pari passu (i.e., on an equal basis) with all other unsecured creditors of the borrower. Non-payment of any subordinated mortgage loan that may be provided or acquired by the Trust may constitute an event of default by the borrower under the underlying senior mortgage loan, and such senior mortgage loan may have to be repaid by the borrower before Shareholders and Unitholders will receive any return on their investment.

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

      The Operating Partnership does not intend to acquire an interest in any property which requires major maintenance unless: (i) sufficient amounts have been reserved to complete such maintenance and, in connection with the acquisition, the Operating Partnership will receive the benefit of such reserves or (ii) the acquisition price for the property interest reflects the cost of required major maintenance items and the Operating Partnership has the ability to fund such maintenance from its resources. The Operating Partnership intends to review each of the properties in which it acquires an interest to determine the costs and benefits of undertaking any capital improvements that may increase the property's profitability.

      Pending the commitment of Trust and Operating Partnership funds for business purposes, for distributions to Shareholders and Unitholders or for application of reserve funds to their purposes, the Board of Trustees has full authority and discretion to make short-term investments in: (i) obligations of banks or savings and loan associations that either have assets in excess of $5 billion or are insured in their entirety by the United States government or its agencies and (ii) obligations of or guaranteed by the United States government or its agencies. Such short-term investments may earn rates of return which are lower than those earned in respect of properties in which the Trust may invest.

      The Trust intends to make investments in such a manner that it will not be treated as an investment company under the Investment Company Act of 1940.

      Disposition Policies

      The Board of Trustees of the Trust periodically reviews the portfolio of assets which the Trust acquires. Disposition decisions relating to a particular property will be made based on (but not limited to) the following factors: (i) potential to continue to increase cash flow and value; (ii) the sale price;
(iii) strategic fit of the property with the rest of the Trust's portfolio; (iv) potential for, or the existence of, any environmental or regulatory problems;
(v) alternative uses of capital; and

(vi) maintaining qualification as a REIT. Any decision to dispose of a property will be made by the Board of Trustees. The prohibitions in the Code and related regulations on a REIT holding property for sale may affect the Trust's ability to sell properties without adversely affecting distributions to Shareholders and Unitholders.

      In April 2001, September 2002, and April 2003, the Operating Partnership completed the sale of its interests in three properties (Glen Lakes, a 144-unit residential apartment property located in St. Petersburg, Florida; Stadium Club, a 223-unit student apartment property located in Statesboro, Georgia; and Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana, respectively) whose performance has had a materially adverse effect on the operating results and cash flows of the Company.

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

      Senior management of the Trust has discretion in day-to-day management and control of the affairs of the Trust and the Operating Partnership, subject to:
(i) general supervision and review by the Independent Trustees and the other members of the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees. Two of the three current members of the Board of Trustees are Independent Trustees.

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

      In addition, the requesting party or parties either: (i) must receive written notice from a majority of the disinterested members of the Board (i.e., those persons who have no other interest in any such transaction beyond their role on the Board), or an authorized representative acting on their behalf, which specifies that the Trust and the Operating Partnership have determined not to participate in the proposed transaction or (ii) must have not received from the disinterested members of the Board, or an authorized representative acting on their behalf, written notice, within 30 days following the receipt of such written proposal, which notifies the requesting party or parties that the Trust or the Operating Partnership elects to exercise its right of first refusal to participate in the proposed transaction on the terms and conditions specified in the written proposal.

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

Property Description

      Information relating to the Acquired Properties and the Exchange Properties in which the Operating Partnership currently owns an interest are described in the tables set forth above. The properties are primarily garden style, one and two-story residential apartment dwellings which range in size from eight units to 91 units. The Trust believes that the Acquired Properties and the Exchange Properties generally occupy strategic locations in growing sub-markets. The average unit size for properties is 642 square feet, with 22% of the units having two or more bedrooms. A majority of the units have washer/dryer connections and walk-in closets. Certain of the properties have improved their attractiveness by investing in extensive landscaping and rehabilitating certain units. Other features included in certain properties are swimming pools, playgrounds, volleyball courts, fitness centers and community rooms.

      Each of the Acquired Properties and Exchange Properties is a residential apartment property and in one case, a condominium apartment property; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the properties, with the exception of any home businesses being conducted from units.

      There is no lease, option, or contract to purchase or sell any of the properties. A renovation program is in place at several properties, involving both interior and exterior improvements at a cost of approximately $1,000 to $1,500 per unit. The costs will be paid from maintenance reserves established with the proceeds of refinancings. Estimated taxes on proposed improvements are not material.

Lease Agreements

      The Operating Partnership and its subsidiary limited partnerships use a variety of lease forms to comply with applicable state and local laws and customs. At some properties, leases provided or recommended by state or local apartment associations are used. At other properties, a standard company lease is used and modified if necessary to comply with local law or custom. The term of a lease varies with local market conditions; however, one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of a lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other party at least 30 days' prior notice of termination. All leases are terminable by the Operating Partnership and its subsidiary limited partnerships for nonpayment of rent, violation of property rules and regulations, or other specified defaults.

Competition

      In general, there are numerous other residential apartment properties located in close proximity to each of the Acquired Properties and the Exchange Properties owned by the Operating Partnership. The number of units available in any target metropolitan market could have a material effect on a property's capacity to rent units and on the rents charged. In addition, in many of the Trust's proposed sub-markets, institutional investors and owners and developers of residential apartment properties compete for the acquisition and leasing of properties. Many of these persons have substantial resources and experience.

      The properties are located primarily located in Florida and, as such, subject to the competitive nature of the state. The demand for Florida units is high between October and April and much lower for the other months. This situation overrides any other competitive factor.

      The Operating Partnership faces increasing competition in the housing markets where the Company has traditionally enjoyed strong market share. The greater competitive forces are due to the general overbuilding of certain tax-financed and amenity-rich competitive apartment properties and strong sales of single-family homes to the Company's traditional rental tenant base driven by current low interest rates.

Insurance

      The Trust believes that all of the Acquired Properties and the Exchange Properties in which it currently owns an interest are adequately insured; however, an uninsured loss could result in loss of capital investment and anticipated profits.

ITEM 3. LEGAL PROCEEDINGS

      In September 2002, the Trust was named a defendant in an action, Net Knowledge Technologies LLC d/b/a NK Soft.com Corporation v. Rapid Transmit Technologies, Inc. a/k/a Wakul, Inc. and Baron Capital V, Inc. f/k/a Baron Capital Trust, brought in the District Court of Dallas County, Texas. In the action, the plaintiff alleges that it is owed payment of approximately $1,450,000 for services performed by it for defendants, plus court costs and legal fees relating to enforcement of its rights. The plaintiff, a website development service company, alleges that pursuant to a written contract it performed services for Wakul, Inc. (formerly named Rapid Transmit Technologies, Inc. and controlled by Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a former Unitholder in the Operating Partnership) to assist Wakul, Inc. in the development of an Internet system to be provided to the Trust and other companies engaged in the business of owning and managing multi-family apartment properties. The Trust believes that the action against it is without merit and has moved to be dismissed from the action on the grounds that it was not a party to the contract between the plaintiff and Wakul, Inc. and that it is not affiliated with or related to Wakul, Inc.

      The Trust and the Operating Partnership are also parties to various other legal actions resulting from their operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Operating Partnership or the Trust taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      None.

                                         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

      There is no established public trading market for the Trust's Common
Shares.

Common Shareholders

      As of March 1, 2003, there were approximately 463 holders of record of the Trust's Common Shares, its only class of equity.

Distributions

      In 1998 and 1999, the Trust declared and paid $72,159 and $270,348, respectively, of distributions on its outstanding Common Shares, representing a return of capital. In early June 2003, the Operating Partnership made its initial semi-annual distribution on outstanding Units of record as of May 30, 2003, including Units owned by the Trust, in the amount of $.02 per Unit. The Trust, in turn, distributed such amount to its Shareholders of record as of that date. The Trust's ability to make future distributions will be determined by the net cash flow it has available to make distributions. The Trust and the Operating Partnership will make pro rata distributions to their Shareholders and Unitholders of net income, if any, generated from investments in property interests as cash flow allows. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Trust's Consolidated Financial Statements and Notes thereto. (See "ITEM 7 - FINANCIAL STATEMENTS").

Forward-looking Statements

      This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Trust's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this "Management's Discussion and Analysis or Plan of Operation" section, as well as those discussed elsewhere in this Report and from time to time in the Trust's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Trust does update one or more forward-looking statements, investors and others should not conclude that the Trust will make additional updates with respect thereto or with respect to other forward-looking statements.

Critical Accounting Policies and Estimates

      The preparation of the Trust's financial statements requires that management make certain estimates that impact the balance of assets and liabilities at a financial statement date and the reported amount of income and expenses during a financial reporting period. These accounting estimates are based upon management's judgments and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. Management reviews these estimates on a periodic basis to ensure reasonableness. However, the amounts ultimately realized could differ from such estimates.

      The Trust's long-lived assets, primarily interests in rental properties, are carried at cost less accumulated depreciation, unless circumstances indicate that the carrying value of the assets may not be recoverable. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used in determining whether impairment exists. Depending on the asset, management uses varying methods such as: (i) estimating future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market.

These methods of determining fair value can fluctuate up or down significantly as a result of a number of factors including changes in the general economy of those markets in which the Trust operates and demand for residential apartment unit rentals. If management determines that impairment exists due to the inability to recover an asset's carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value.

Results of Operations

      Background Information

      Baron Capital Trust (the "Trust"), a Delaware business trust, and its affiliate, Baron Capital Properties, L.P. (the "Operating Partnership") began operations in 1998. The Trust, the Operating Partnership, and BARCAP Realty Services Group, Inc., the Trust's taxable REIT subsidiary ("Barcap"), together constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. (The Trust, the Operating Partnership and Barcap are collectively referred to herein as the "Company".) As its general partner, the Trust controls the activities of the Operating Partnership. The Operating Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. Barcap manages residential apartment properties totaling 1,263 units for third party owners, and shares personnel and space with the Operating Partnership.

      Background information relating to the Trust, the Operating Partnership, Barcap and their property interests and operations is set forth above at "ITEM
1. DESCRIPTION OF BUSINESS" and "ITEM 2. DESCRIPTION OF PROPERTIES" and incorporated herewith.

      Initiatives of New Management

      In the second half of 2000, the Trust replaced former management. Since that time, the new management team appointed by the Board of Trustees has reviewed operations and implemented several initiatives to improve the operating results of the Operating Partnership's properties. In 2002, the Company achieved the financial targets of its 12-month operating plan proposed by management and adopted by the Board of Trustees. Management has also implemented several cost saving measures, including the consolidation of its principal offices in Lakeland, Florida and the sale or refinancing of certain of its properties.

      In the first three quarters of 2001, new management refinanced four well performing properties that had small loans in relation to their value. The refinancings generated approximately $1,875,000 of cash for the Operating Partnership, were completed at interest rates lower than the prior interest rates, and permitted the Company to pay down accounts payable, including those owed to professionals for services performed in connection with the Exchange Offering, and set up a cash reserve. The Operating Partnership has identified several additional properties that it intends to refinance later in 2003 at currently available interest rates that are significantly lower than current rates. Such refinancings will have a significant positive effect on the Operating Partnership's cash flow.

      As part of the Company's ongoing operations, management identified three properties whose recent performance negatively impacted operating results and it recommended the immediate disposition of these properties. Accordingly, in April 2001, September 2002, and April 2003, the Operating Partnership sold its interests in three properties (Glen Lakes, a 144-unit residential apartment property located in St. Petersburg, Florida; Stadium Club, a 223-unit student apartment property located in Statesboro, Georgia; and Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana, respectively). The Operating Partnership sold the properties because the revenue from their operations did not cover operating expenses and they required substantial and frequent cash infusions.

      The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing the Trust's Common Shares on a recognized securities exchange. Additional size is also desirable to give the Operating Partnership and the Trust the operating margin necessary to support the professional management team necessary for ensuring an optimum level of performance.

      The Operating Partnership has also initiated billing tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit.

      In October 2002, the Trustees of the Trust, together with management, adopted a strategy for 2003 that includes:

      o     sustaining the level of financial performance achieved in 2002,

      o building a climate of trust with Trust Shareholders and Operating Partnership Unitholders, and

      o evaluating the current asset base to determine opportunities for additional value through property modernization.

      Management believes that the actions presently being taken provide the long-term opportunity to improve the Company's profitability and liquidity. Consistent with the philosophy of the Company's Chief Executive Officer, a series of informal communications to registered Shareholders and Unitholders was begun in late 2000. The favorable response generated by these communications has resulted in management organizing a regular quarterly informal communication beginning in the second quarter of 2002.

      The table below summarizes the results of operations of the Trust for the years ended December 31, 2002 and 2001.

                                                2002           2001
                                                ----           ----
      Revenues                              $ 6,514,362    $ 7,181,005
      Real Estate Expenses                    5,618,967      6,308,058
                                            -----------    -----------
      Property Income                           895,395        872,947
      Administrative Expenses                 1,688,518      1,669,243
      Other (Income) Expense                    329,248       (153,576)
      Minority and Exchangeable Interests
      of Limited Partners                      (829,521)      (504,836)
                                            -----------    -----------
      Net Loss                              $  (292,850)   $  (137,884)
                                            ===========    ===========

Consolidated Balance Sheet as of December 31, 2002 Compared to December 31, 2001

      Total Assets for the Trust decreased by $3,393,911 from $37,385,947 at December 31, 2001 to $33,992,036 at December 31, 2002. Total Liabilities for the Trust decreased by $2,723,982 from $27,420,459 at December 31, 2001 to $24,696,477 at December 31, 2002. Shareholders' Equity increased by $387,445 from $2,271,183 at December 31, 2001 to $2,658,628 at December 31, 2002.

Operations for the Fiscal Year Ended December 31, 2002 Compared to the Fiscal Year Ended December 31, 2001

      Revenues decreased by $666,643 from $7,181,005 for the year ended December 31, 2001 to $6,514,362 for the year ended December 31, 2002. Real Estate Expenses for the properties owned by the Trust decreased from $6,308,058 for the year ended December 31, 2001 to $5,618,967 for the year ended December 31, 2002. The decrease in Revenues was principally due to the sale of Glen Lakes during 2001 and the sale of Stadium Club in 2002. The decrease in Real Estate Expenses was principally due to the sale of the two properties as well. Administrative Expenses increased by $19,265 from $1,669,243 for the year ended December 31, 2001 to $1,688,518 for the year ended December 31, 2002. The increase in Administrative Expenses was principally due to an increased payroll expense associated with the move of the corporate offices in 2002. Other (Income) Expenses for the year ended December 31, 2002 were $329,248. These expenses were primarily the result of the recognition of the provision for loan losses or bad debt expense associated with the Trust's debt interests. The Trust recognized two components of minority interest, income from the change in basic minority interests as well as the change in interest attributed to exchangeable partnership units. Minority interest income increased by $324,685 in 2002 from $504,836 in 2001 to $829,521 in 2002. Most of the increase is due to an increased ownership percentage with the forfeiture of the original investors units in the Operating Partnership. The Trust's Net Loss for the year ended December 31, 2002 was $292,850 compared to $137,884 for the year ended December 31, 2001.

Liquidity and Capital Resources

      Net cash provided by Operating Activities increased by $644,537 from $521,847 cash used in the year ended December 31, 2001 to $122,690 cash provided in the year ended December 31, 2002. The increase in net cash provided by Operating Activities was principally due to a reduction in the amount recognized for extinguishing debt and a larger recognition of provision for loan losses in 2002. Net Cash Provided from Investing Activities decreased $1,455,013 from $2,776,552 cash provided for the year ended December 31, 2001 to $1,321,539 cash provided for the year ended December 31, 2002. The decrease was principally due to a reduction in the proceeds from the sale of assets in 2002. Cash Flow used in Financing Activities increased by $993,397 from $849,238 cash used in the year ended December 31, 2001 to $1,842,635 cash used in the year ended December 31, 2002. The increase was principally due to reduced proceeds from mortgage refinancings that were experienced in 2001.

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

            Generally, the target metropolitan markets and sub-markets have benefited in prior periods from demographic trends (including population and job growth) which have increased the demand for residential apartment units, while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels below construction activity in prior years. Consequently, rental rates for residential apartment units have increased at or above the inflation rate for the past two years. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for residential apartment properties have generally increased at approximately the rate of inflation for the past three years. In contrast, rental rates in the Orlando market have softened due to the general overbuilding of tax-financed and amenity-rich competitive apartment properties there at the same time that the tourism industry has suffered following the tragic events of September 11, 2001.

      Generally, changes in interest rates are not expected to materially impact operations because the majority of the real estate mortgages have fixed interest rates, as do all of the loans with affiliates. However, due to the significant reduction in interest rates the past few years, the Operating Partnership intends to seek refinancing of certain properties as associated prepayment penalties and restrictions expire in the third quarter of 2003. When such refinancings occur, the Operating Partnership will enjoy lower debt service requirements going forward.

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

      Generally, there are no seasonal aspects of the operations of the Trust or the Operating Partnership that might have a material effect on their financial conditions or results of operation. However, the Company's properties are located primarily located in Florida, where the demand for units is higher between October and April than it is for the other months.

      Subject to the foregoing discussion, management believes that the Trust and the Operating Partnership have the ability to satisfy their cash requirements for the foreseeable future. However, management of the Trust believes that it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals.

      As part of the Trust's ongoing operations, management is reviewing the entire portfolio of properties to determine the potential for restructuring or refinancing various first mortgage loans and has identified several additional properties that it intends to refinance later in 2003 at currently available interest rates that are significantly lower than current rates. Such refinancings will have a significant positive effect on the Trust's cash flow. In April 2001, September 2002, and April 2003, the Operating Partnership completed the sale of its interests in three properties (Glen Lakes, a 144-unit residential apartment property located in St. Petersburg, Florida; Stadium Club, a 223-unit student apartment property located in Statesboro, Georgia; and Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana, respectively) whose performance has had a materially adverse effect on the operating results of the Company.

      The Trust is currently in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing of its Common Shares on a recognized securities exchange.

Additional size would also give the Trust and the Operating Partnership the operating margin necessary to support their valuable management team that is believed necessary for their long-term growth.

      The Trust and the Operating Partnership expect no material change in the number of employees over the next 12 months.

Expected Impact of Recently Announced Accounting Standards

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 introduces new disclosure and liability recognition requirements for guarantees of debt that fall within its scope. The Trust has adopted FIN 45. The liability recognition requirements will be applied for all guarantees entered into or modified after December 31, 2002.

      In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity's expected losses, receives a majority of its expected residual returns, or both. The provisions of FIN 46 are effective for financial statements issued after January 31, 2003 and the Trust has adopted FIN 46 as of that date. The Trust has not yet completed its evaluation of the applicability of FIN 46 to its current structure.

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

      The Operating Partnership originally acquired its interest in the Alexandria Partnership from an affiliate of Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a former Unitholder in the Operating Partnership. In September 2001, Mr. McGrath caused his affiliates to assign the remaining 60% limited partnership interest in the Alexandria Partnership and certain other property interests to Sigma Renaissance Corporation ("Sigma Renaissance"), a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. Sigma Renaissance also became the managing general partner of the Alexandria Partnership and other partnerships owning the assigned properties.

      Sigma Renaissance recently caused the Alexandria Partnership to file for bankruptcy protection. The lender, however, was successful in lifting the automatic stay in the bankruptcy proceeding. As a result, in the second quarter of 2002, the bankruptcy proceeding was dismissed and the lender foreclosed on the property and sold it to an unrelated third party. See "ITEM 2 - DESCRIPTION OF PROPERTIES - Description of Properties - The Acquired Properties - Alexandria Apartments".

      In addition, in 1998, former management caused the Trust to co-guarantee (together with Mr. McGrath) a first mortgage construction loan secured by a residential apartment property referred to as Burgundy Hills Apartments under development in Florence, Kentucky (Cincinnati metropolitan area). Assuming that the Borrower completed the property development as originally planned and that certain other conditions were fulfilled, the Borrower would have been able to borrow up to a maximum principal amount of $19 million under the terms of the first mortgage loan. Neither the Trust nor the Operating Partnership or any of their respective subsidiaries owns any interest in the property or the limited partnership that owns record title to the property. The Trust, as guarantor, has a potential contingent liability for the full outstanding amount of the loan, which based on the most recent information available to the Trust, had an outstanding principal balance of $6,478,000 as of October 1, 2001.

      Burlington Residential, Ltd., the owner of the Burgundy Hills Apartments project (the "Borrower"), defaulted on the first mortgage loan and on a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the property, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

      According to its counsel, the current owner of the loans, Burgundy-Boone, LLC, an Illinois limited liability company, and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of all or a portion of the Burgundy Hills Apartments project and then sell it. They appear to have completed construction on the last building in the first phase of the development and have listed the property for sale.

      Given the facts that Burgundy-Boone, LLC enforced its security interest and was awarded control of all equity interests in the Borrower and that Burgundy-Boone, LLC also owns the first mortgage loan and the mezzanine loan, management believes that it is not probable that the guaranty is still enforceable. However, due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty remains uncertain. See "ITEM 2 - DESCRIPTION OF PROPERTIES - Description of Properties - The Acquired Properties - Contract to Acquire Two Additional Properties".

      In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Dolphin Cove (formerly named Riverwalk) property investments) entered into by former management involved improper conduct. The Board has used the preliminary findings for discussions with former management of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith.

      In the second and third quarters of 2002, the Trust and the Operating Partnership entered into separate settlement agreements with Gregory K. McGrath and Robert S. Geiger, the founders and former Chief Executive Officer and Chief Operating Officer of the Trust and the Operating Partnership, respectively. Pursuant to the agreements, each of them forfeited all 378,873 Operating Partnership Units he acquired and deposited into escrow in connection with the formation of the Trust and the Operating Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Dolphin Cove (formerly named Riverwalk) properties (and, in the case of Mr. McGrath, from an additional immaterial liability). The terms of the settlement agreements are subject to confidentiality agreements, but management believes the terms to be of substantial benefit to the Company. As a result of the agreements, neither Mr. McGrath nor Mr. Geiger has any further interest in either the Trust or the Operating Partnership. In addition, because the settlements reduced the number of Units outstanding by a total of 757,746 Units, current Unitholders realized favorable accretion of net book value per unit on a pro rata basis. In connection with the settlements, the Operating Partnership reversed $243,339 of accrued liabilities payable to affiliates of Mr. McGrath and Mr. Geiger which were forgiven by the terms of the settlement agreements.

      In light of the foregoing, the Company is reviewing its accounting records to ascertain whether certain expenses charged by Mr. McGrath and Mr. Geiger to the Company during their tenure were incurred by them other than in connection with the performance of their duties to the Company and thus improperly reimbursed. The Company is also reviewing other transactions to determine whether former management was involved in any other improper conduct. If the Company determines that any expenses were improperly reimbursed or that former management involved the Company in additional improper conduct, the Company will seek repayment or restitution from the respective party.

Economic Concerns

      Four recent developments could have a material impact on the performance of the Trust and the Operating Partnership. First is the general downturn in the U.S. economy due in large part to the collapse of the technological sector and weakening of the tourism industry. This has translated into a significantly softer summer apartment rental market, particularly in Florida. Occupancies and collections have been impacted for the last 12 months, and management does not anticipate any improvement in the near term.

      The second development is the increasing lack of confidence of investors in the public securities markets due to recent well-publicized events at Enron Corp., Arthur Andersen, Adelphia Communications, Global Crossing, Tyco, and WorldCom Inc. This development will hamper, for the foreseeable future, companies' access to the public markets and financial institutions for capital.

      The third development arises out of the tragic events of September 11, 2001. While management believes it is still too early to understand how deeply this event will impact the confidence of Americans and their way of life, it is likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates.

      The fourth development is increasing competition in the housing markets where the Company has traditionally enjoyed strong market share. The greater competitive forces are due to the general overbuilding of certain tax-financed and amenity-rich competitive apartment properties and strong sales of single-family homes to the Company's traditional rental tenant base driven by current low interest rates.

ITEM 7. FINANCIAL STATEMENTS

      Set forth below.

                               BARON CAPITAL TRUST

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

INDEPENDENT AUDITORS' REPORTS                                         F-1 to F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                          F-3

   Statements of Operations                                               F-4

   Statements of Shareholders' Equity                                     F-5

   Statements of Cash Flows                                               F-6

   Notes to Financial Statements                                      F-7  to 23

                     INDEPENDENT AUDITORS' REPORT

To the Shareholders
Baron Capital Trust
Lakeland, Florida

We have audited the accompanying consolidated balance sheet of Baron Capital Trust and subsidiaries (the "Trust") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baron Capital Trust and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Trust adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective October 1, 2002.

                                                 KPMG  LLP

Orlando, Florida
March 14, 2003, except for Note 15,
as to which the date is May 9, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders
Baron Capital Trust
Lakeland, Florida

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Baron Capital Trust (the "Trust") for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Baron Capital Trust for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in the first paragraph of Recent Accounting Pronouncements in Note 1, the Trust adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective October 1, 2002.

The accompanying consolidated financial statemens for the year ended December 31, 2001 have been restated as discussed in Note 2.


                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
February 14, 2002, except for the first paragraph of Recent Accounting Pronouncements of Note 1, as to which the date is October 1, 2002, and Note 2, as to which the date is March 14, 2003

                              BARON CAPITAL TRUST

                           CONSOLIDATED BALANCE SHEET

                                                       December 31,
                                                           2002
                                                           ----

                            ASSETS
Rental Properties:
   Land                                                $  4,986,900
   Rental property held for sale                          1,533,503
   Buildings and improvements                            24,353,960
                                                       ------------
                                                         30,874,363
   Less accumulated depreciation                          4,279,172
                                                       ------------
                                                         26,595,191

Cash and cash equivalents                                 1,027,970
Restricted cash                                             242,169
Receivables from affiliates                               5,418,909
Other property and equipment                                 45,277
Other assets                                                662,520
                                                       ------------
                                                       $ 33,992,036
                                                       ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                   $ 19,753,903
   Mortgages payable - rental property held for sale      1,486,736
   Accounts payable and accrued liabilities                 260,696
   Notes payable                                            613,080
   Payables to affiliates                                 2,384,894
   Security deposits                                        197,168
                                                       ------------
         Total liabilities                               24,696,477
                                                       ------------

   Minority interest in consolidated partnerships           342,405
   Interests in exchangeable partnership units            6,294,526

Commitments and contingencies (Note 12)

Shareholders' Equity:
   Common shares, no par value; 25,000,000 shares
   authorized; 978,767 shares issued and outstanding     11,520,206
   Accumulated deficit                                   (8,519,071)
   Distributions                                           (342,507)
                                                       ------------
         Total shareholders' equity                       2,658,628
                                                       ------------
                                                       $ 33,992,036
                                                       ============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Years Ended
                                                                                          December 31,
                                                                                          ------------
                                                                                       2002           2001
                                                                                       ----           ----
Revenues:                                                                                      (As restated, Note 2)
   Rental Revenues                                                                 $ 5,147,944    $ 5,738,562
   Interest and other income                                                         1,366,418      1,442,443
                                                                                   -----------    -----------
       Total Revenues                                                                6,514,362      7,181,005

Real Estate Expenses:
   Depreciation                                                                        977,293      1,105,507
   Amortization of loan costs                                                          127,421        143,191
   Interest                                                                          1,902,302      1,919,811
   Repairs and maintenance                                                             585,419        662,951
   Personnel                                                                           754,884        821,950
   Property taxes                                                                      468,547        499,139
   Property insurance                                                                  175,114        143,301
   Utilities                                                                           403,627        528,623
   Other                                                                               224,360        483,585
                                                                                   -----------    -----------
       Total Real Estate Expenses                                                    5,618,967      6,308,058
                                                                                   -----------    -----------

Administrative Expenses:
   Personnel, including officer's compensation                                         740,924        643,305
   Professional services                                                               346,503        238,165
   Other                                                                               601,091        787,773
                                                                                   -----------    -----------
       Total Administrative Expenses                                                 1,688,518      1,669,243
                                                                                   -----------    -----------

Other (Income) Expenses:
   Write-off of related party notes receivable                                              --      1,093,124
   Income from loan discount repayment                                                      --       (400,881)
   Provision for (recovery of) loan losses                                             367,379       (641,601)
   Mortgage prepayment penalties and write-off of loan costs on refinanced loans            --      1,003,782
   Loss on assets held for sale or sold                                                 98,291        275,975
   Extinguishment of debt - non-affiliates (Note 6)                                   (136,422)      (104,720)
   Extinguishment of debt - affiliates (Note 11)                                            --     (1,267,755)
   Extinguishment of debt - former chief executive officer (Note 11)                        --       (111,500)
                                                                                   -----------    -----------
     Total Other (Income) Expenses                                                     329,248       (153,576)
                                                                                   -----------    -----------
     Loss before other interests                                                    (1,122,371)      (642,720)
                                                                                   -----------    -----------

   Minority interests of limited partners                                                2,552         35,382
   Interests in exchangeable partnership units                                         826,969        469,454
                                                                                   -----------    -----------

Net Loss                                                                           $  (292,850)   $  (137,884)
                                                                                   ===========    ===========

Loss per common share
   Basic                                                                           $     (0.30)   $     (0.15)
                                                                                   ===========    ===========
   Diluted                                                                         $     (0.31)   $     (0.15)
                                                                                   ===========    ===========

Weighted average number of common shares
   Basic                                                                               967,167        953,058
                                                                                   ===========    ===========
   Diluted                                                                           3,655,186      4,080,006
                                                                                   ===========    ===========

                See notes to consolidated financial statements.

                                                                 Common Shares
                                                            -------------------------   Accumulated
                                                               Number       Amount        Deficit     Distributions     Total
                                                            -----------     ------        -------     -------------     -----
Shareholders' Equity, December 31, 2000 (As restated,
 Note 2)                                                        915,891   $10,724,272   $(8,088,337)   $  (342,507)     2,293,428

   Common shares issued - settlement of debt                     25,000        75,500            --             --         75,500
   Conversion of operating partnership units                                                                                   --
      for common shares                                          22,455        40,139            --             --         40,139
   Net loss                                                          --            --      (137,884)            --       (137,884)
                                                            -----------   -----------   -----------    -----------    -----------

Shareholders' Equity, December 31, 2001 (As restated,
 Note 2)                                                        963,346    10,839,911    (8,226,221)      (342,507)     2,271,183

   Conversion of operating partnership units
      for common shares                                          15,421        36,394            --             --         36,394
   Settlement of debt                                                --        32,120            --             --         32,120
   Settlement of amounts owed to original
       investors and surrender of operating partnership
       units held by original investors - by terms of
       settlement agreement (Note 13)                                --       243,339            --             --        243,339
   Reallocation of minority interest                                 --       368,442            --             --        368,442
   Net loss                                                          --            --      (292,850)            --       (292,850)
                                                            -----------   -----------   -----------    -----------    -----------

Shareholders' Equity, December 31, 2002                         978,767   $11,520,206   $(8,519,071)   $  (342,507)   $ 2,658,628
                                                            ===========   ===========   ===========    ===========    ===========

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   For the Year Ended
                                                                                                       December 31,
                                                                                                   2002           2001
                                                                                                   ----           ----
                                                                                                          (As restated, Note 2)
Cash Flows from Operating Activities:
   Net loss                                                                                    $  (292,850)   $  (137,884)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Extinguishment of debt                                                                   (136,422)    (1,483,975)
         Depreciation                                                                            1,030,829      1,143,826
         Provision for (Recovery of) loan losses                                                   367,379       (641,602)
         Loss on assets held for sale or sold                                                       98,291        275,975
         Amortization of loan costs                                                                127,421        143,191
         Loss on disposal of assets                                                                 31,268             --
         Minority interests of limited partners                                                     (2,552)       (35,382)
         Interests of exchangeable partnership units                                              (826,969)      (469,454)
         Write-off of loan costs on refinanced mortgages                                                --        176,769
         Write-off of related party notes receivable                                                    --      1,093,124
         Changes in operating assets and liabilities:
            Decrease (Increase) in operating assets:
               Other assets                                                                         50,350         (5,152)
            Increase (decrease) in operating liabilities:
               Accounts payable and accrued liabilities                                           (309,272)      (594,788)
               Security deposits                                                                   (14,783)        13,505
               Accrued interest payable, affiliates                                                     --             --
                                                                                               -----------    -----------
                  Net cash provided by (used in) operating activities                              122,690       (521,847)
                                                                                               -----------    -----------

Cash Flows from Investing Activities:
   Proceeds from sale of investment held for sale                                                1,550,396      3,424,146
   Additions to rental properties                                                                 (290,849)      (638,529)
   Purchases of other property and equipment                                                       (23,760)       (38,680)
   Advances to affiliates                                                                           (2,358)            --
   Increase in restricted cash                                                                      88,110         29,615
                                                                                               -----------    -----------
                  Net cash provided by investing activities                                      1,321,539      2,776,552
                                                                                               -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from mortgage refinancings                                                                  --      8,095,000
   Payments on mortgages payable                                                                (1,783,965)    (8,474,147)
   Payments on notes payable                                                                       (58,670)      (554,862)
   Increase in loans payable to affiliates, net                                                         --        (84,771)
                                                                                               -----------    -----------
                  Net cash used in financing activities                                         (1,842,635)      (849,238)
                                                                                               -----------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents                                              (398,405)     1,405,467

Cash and Cash Equivalents, Beginning                                                             1,426,375         20,908
                                                                                               -----------    -----------

Cash and Cash Equivalents, Ending                                                              $ 1,027,970    $ 1,426,375
                                                                                               ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                                   $ 1,902,302    $ 1,847,309
                                                                                               ===========    ===========


Non-Cash Activities:
    Settlement of Debt                                                                         $    32,120    $    75,500
                                                                                               ===========    ===========
    Settlement of amounts owed to Original Investors (Note 14)                                 $   243,339    $        --
                                                                                               ===========    ===========

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Baron Capital Trust (the "Trust"), a Delaware business trust, is the general partner of Baron Capital Properties, L.P. (the "Partnership" or the "Operating Partnership"), a Delaware partnership. The Trust, the Partnership, and BARCAP Realty Services Group, Inc., the Trust's taxable REIT subsidiary ("Barcap"), are referred to hereinafter collectively as the "Company". Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. As its general partner, the Trust controls the activities of the Partnership. The Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. Barcap manages residential apartment properties totaling 1,263 units for third party owners, and shares personnel and space with the Partnership.

      The Trust also owns the largest limited partnership interest in the Partnership. As of December 31, 2002, the Trust owned a total of 978,767 Units in the Partnership (or approximately 29.6% of the then outstanding Units). Such Units represent Units acquired by the Trust from the Partnership with the net proceeds from the Trust's Cash Offering (described below) and Units assigned to the Trust by holders of Units who have elected to convert their Units into Common Shares of the Trust since the completion of the Partnership's Exchange Offering (described below). Holders of Units (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time on a one-for-one basis for an equivalent number of Common Shares of the Trust, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Partnership. The Trust, which like the Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

      The Trust owns a controlling interest in the Partnership and has therefore included the assets and liabilities of the Partnership in its accompanying consolidated financial statements. As of December 31, 2002, the Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owns equity interests in 17 properties or phases of properties, consisting of 1,005 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Partnership indirectly owns subordinated mortgage and other debt interests in 11 properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties are located in Florida, two properties are located in Ohio and one property is located in Indiana.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Trust, the assets, liabilities, minority interests in consolidated partnerships and interests in exchangeable partnership units of the Partnership, and Barcap Realty Services Group, Inc. The Partnership includes 24 controlled limited partnerships that at December 31, 2002 had an indirect equity interest in 26 apartment communities. Interest in 21 of the 24 limited partnerships was acquired as a result of the Exchange Offering that was consummated April 7, 2000 (see Note 3).

      All significant intercompany transactions and balances have been eliminated in consolidation.

      The provisions of the limited partnership agreements of the limited partnerships described above provide, among other things, that limited partners holding over 50% of the total partnership interest have the right to remove the general partner. Inasmuch as the Partnership owns from 91% to 99% of the partnership interests in the above limited partnerships, the Trust believes that the substance of these partnership arrangements is that the Trust and Partnership are in control and, accordingly, the Trust has consolidated the financial statements of these limited partnerships in the accompanying consolidated financial statements and has displayed the interests of limited partners as minority interests in limited partnerships. The interests of unitholders who have not exchanged their Partnership units for Trust shares are reflected as interests in exchangeable partnership units and not as Trust shares or as shareholders' equity of the Trust.

      Concentrations of Credit Risk

      Financial instruments that potentially subject the Trust to concentrations of credit risk are comprised of cash and receivables from affiliates.

      Cash and Cash Equivalents

      At various times during the year the Trust had deposits in financial institutions in excess of the federally insured limits. The Trust maintains its cash with high quality financial institutions, which the Trust believes limits these risks.

      The Trust considers all investments purchased with an original maturity of three months or less to be cash equivalents.

      Receivables from Affiliates

      Receivables from affiliates are comprised mainly of second mortgages, and accrued interest thereon, whose ultimate repayment is subject to the performance of the underlying property and timing of repayments. Also included are other receivables comprised of notes, lines of credit and advances receivable (see Note 7).

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Receivables from Affiliates (continued)

      Second mortgages receivable are recorded at cost, less the related allowance for impairment, if any, of such notes receivable. The Trust accounts for such notes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Trust will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of impairment is measured based upon the estimated liquidation value of the note's collateral reduced by expected selling costs and other notes secured by the same collateral. Loan impairment charges and subsequent recoveries are recorded as provision for (recovery of) loan losses in the consolidated statements of operations.

      Rental Properties and Depreciation

      Rental properties include residential apartment properties which are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and improvements are capitalized and depreciated over their estimated useful lives.

      Depreciation is computed on a straight-line basis over the estimated useful lives of the properties as follows:

                                                Estimated Useful Lives (Years)

           Buildings                                          27.5
           Leasehold improvements                             10 or less
           Furniture and fixtures                              7
           Computer equipment and software                     3-5

      On January 1, 2002, the Trust adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for long-lived assets to be disposed of and broadens the scope of discontinued operations. There was no effect on the Trust's consolidated financial statements as a result of adopting SFAS 144.

      The Trust's properties have operations and cash flows that can be clearly distinguished from the rest of the Trust. Property dispositions which are newly initiated after January 1, 2002 will be reported in discontinued operations provided the operations from such properties are eliminated from the ongoing operations of the Trust and the Trust will not have any continuing involvement after disposition.

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

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Revenue Recognition

      Apartment units are leased under operating leases with terms of generally one year or less. Rental income is recognized when due from tenants. Interest and other income are recorded as earned on the accrual basis.

      Restricted Cash

      Restricted cash includes capital replacement reserves, and tax and insurance escrow accounts held by lenders.

      Loan Costs

      The Trust has capitalized those costs incurred in connection with obtaining financing on the investment properties. Such costs (included with other assets) are being amortized over the term of the financing.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications

      Certain items included in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

      Income Taxes

      The Trust has not provided for federal income taxes because the Trust believes it qualifies as a Real Estate Investment Trust (REIT) under the applicable Sections of the Internal Revenue Code. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualities as REIT taxable income to the extent that it distributes substantially all of its taxable income to its shareholders and complies with certain other requirements.

      Fair Value of Financial Instruments

      The respective carrying value of certain on-balance-sheet financial instruments approximates their fair value. These instruments include cash, receivables from affiliates, accounts payable and accrued liabilities and notes and other payables to affiliates. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

      The fair value of mortgages payable has been estimated by using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At December 31, 2002, the fair value of all mortgages payable was approximately $22.7 million.

      Net Loss per Common Share

      For all periods presented, basic net loss per common share reflects the computation using only the weighted average number of outstanding Common Shares of the Trust. Diluted net loss per common share also includes the effects of outstanding Partnership Units, which are exchangeable into Common Shares of the Trust, when such Units are dilutive.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that all gains and losses from the extinguishment of debt, if material, be classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence. The Trust has elected to early adopt the provisions of SFAS 145 in the fourth quarter of 2002 and, accordingly, has reclassified all gains and losses from debt extinguishment recorded as extraordinary items in prior periods to continuing operations for all periods presented. As a result, gains recorded on early debt extinguishments of $136,422 and $1,483,975 have been reclassified to continuing operations for the years ended December 31, 2002 and 2001.

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 introduces new disclosure and liability recognition requirements for guarantees of debt that fall within its scope. The Company has adopted FIN 45. The liability recognition requirements will be applied for all guarantees entered into or modified after December 31, 2002.

      In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity's expected losses, receives a majority of its expected residual returns, or both. The provisions of FIN 46 are effective for financial statements issued after January 31, 2003 and the Trust has adopted FIN 46 as of that date. The Trust has not yet completed its evaluation of the applicability of FIN 46 to its current structure.

NOTE 2. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

      During 2002, the Trust determined that misstatements were reported in its previously issued 2001 consolidated financial statements. As a result, the Trust has restated its 2001 consolidated financial statements to include the effect of certain items as discussed below. The effects of the restatement are as follows:

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 2. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS (Continued)

                                      As Previously
                                          Reported     As Restated
                                          --------     -----------
      Consolidated Balance Sheet:
          Total Assets                $ 37,421,329    $ 37,385,947

          Minority interests in
          consolidated partnerships         88,279         344,957

          Interests in exchangeable
          partnership units                     --       7,349,348

          Total Liabilities             27,508,738      27,420,459

          Total Shareholders'
          Equity, Beginning             10,444,429       2,293,428

          Total Shareholders'
          Equity, Ending                 9,912,591       2,271,183

      Consolidated Statement of
      Operations:

          Minority interests in
          consolidated partnerships             --          35,382

          Interests in exchangeable
          partnership units                     --         469,454

          Net loss                        (607,338)       (137,884)

          Net loss per share                 (0.64)          (0.15)

      The Trust determined that minority interests in consolidated partnerships was understated as of December 31, 2001 and 2000 by $256,678 and $342,587, respectively, and that deferred loan costs of $35,382 had not been appropriately amortized in 2001. The Trust also determined that ownership interests in the Partnership represented by exchangeable Partnership Units, which have not been converted to Common Shares, should be reflected as interests in exchangeable Partnership units and not as a component of Trust equity. In addition, the Trust has determined that it is appropriate to allocate a portion of the Trust's previously reported net loss to the interests in consolidated partnerships or exchangeable partnership units. As a result of these adjustments, the restated net loss of the Trust was $137,884 for the year ended December 31, 2001.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 3. EXCHANGE OFFERING

      On April 7, 2000, pursuant to a registration statement on Form S-4, the Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties and one condominium apartment property. In the Exchange Offering, the Partnership issued 2,449,492 registered Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property located in the southeast and mid-west United States (the "Exchange Properties"). Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who was a founder and former Chief Executive Officer of the Trust and the Partnership and was a former principal unit holder of the Partnership.

      Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnerships were owned by the Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in all the Corporate General Partners of the Exchange Partnerships ; the Corporate General Partner of each of the Exchange Partnerships assigned to the Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Partnership owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

      The Exchange Offering expired on April 7, 2000. Under the terms of the Exchange Offering, Exchange Limited Partners in a particular Exchange Partnership were entitled to participate in the offering only if limited partners holding at least 90% of the units of limited partnership interest in that partnership affirmatively elected to accept the offering. Exchange Limited Partners holding approximately 97.4% of the aggregate outstanding units of limited partnership interest in such partnerships accepted the offering, and each of the Exchange Partnerships exceeded the 90% requirement. As a result, following the completion of the Exchange Offering, the limited partnership interests of nine Exchange Partnerships were owned entirely by the Partnership (in the case of nine Exchange Partnerships in which all Exchange Limited Partners accepted the offering), and substantially all of the limited partnership interests in the other 14 Exchange Partnerships were owned by the Partnership, with the remaining limited partnership interests being retained by Exchange Limited Partners who elected not to accept the offering or failed to respond to the offering. The interests attributable to Exchange Limited Partners who elected not to accept the offering are designated as minority interests in the accompanying consolidated financial statements.

      Of the Exchange Properties in which the Partnership continues to own an interest, 23 properties are located in Florida, two properties are located in Ohio and one in Indiana.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 4. AGREEMENT OF OPERATING LIMITED PARTNERSHIP

      The following is a summary of the significant provisions of the Agreement of Limited Partnership (the "Agreement") for Baron Capital Properties, L.P., the Operating Partnership, made and entered in 1998.

      Term

      The Partnership will continue through December 31, 2098, unless sooner terminated by law or under certain provisions of the Agreement.

      General Partner

      A number of Partnership Units held by the General Partner (the Trust) equal to 1% of the outstanding Partnership Units shall at all times be deemed to be General Partner Units and shall constitute the General Partner's interest, and the remaining Partnership Units held by the General Partner shall be deemed to be Limited Partner Units and shall constitute a portion of the Limited Partners' interest.

      The Partnership Units owned by the Trust have been reallocated each year to adjust the General Partner's interest to 1% of the total outstanding Partnership Units.

      The following is a summary of Partnership Units owned by, and partners' capital attributable to, the Trust and other Unit holders, whose interests are identified as interests in exchangeable partnership units in the consolidated balance sheet as of December 31, 2002:

        General and Limited Partner     Limited Partner Units Owned
          Units Owned by the Trust         by Other Unit Holders                Total
        ---------------------------     ---------------------------    -----------------------
           Units           Amount          Units          Amount         Units        Amount
           -----           ------          -----          ------         -----        ------
          978,767       $ 2,648,795      2,325,916     $ 6,294,526     3,304,683   $ 8,943,321

      Distributions

           Cash Distributions

           The General Partner shall distribute not less frequently than quarterly an amount equal to 100% of distributable cash generated by the Partnership during such quarter to the Partners who are Partners on the Partnership Record Date with respect to such quarter; first, with respect to any class of partnership interest, and thereafter, in accordance with their respective percentage interest on such Partnership Record Date.

      Allocation of Income and Loss

      Allocations of all items of income, gain, expense, loss, deduction and credit recognized by the Partnership for federal income tax purposes will be made as follows:

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 4. AGREEMENT OF OPERATING LIMITED PARTNERSHIP (continued)

            Income

            After giving effect to the special allocations set forth in the Agreement, net income shall be allocated first, to the General Partner to the extent that, on a cumulative basis, net losses previously allocated to the General Partner exceed net income previously allocated to the General Partner, and thereafter, to the partners in accordance with their respective percentage interests.

            Losses

            After giving effect to certain allocations set forth in the Agreement, net losses shall be allocated to the Partners in accordance with their respective percentage interest; provided, however, that net losses shall not be allocated to any limited partner to the extent that such allocation would cause such limited partner to have an adjusted capital account deficit at the end of such taxable year. All net losses in excess of the limitations set forth in the preceding sentence shall be allocated to the General Partner.

      Dissolution

      The Partnership will be dissolved upon (a) the expiration of the term of the Agreement; (b) withdrawal of the General Partner, unless, within 90 days after the withdrawal a majority interest of all the remaining partners agree in writing to continue the business of the Partnership and to the appointment, effective as of the date of withdrawal, of a substitute General Partner; (c) the election to dissolve the Partnership made by the General Partner with the consent of a majority of the percentage interest of the limited partners; (d) entry of judicial dissolution of the Partnership pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act"); (e) the sale or disposition of all or substantially all of the Partnership's property; (f) the merger or other combination of the Partnership with or into another entity; (g) bankruptcy or insolvency of the General Partner; and (h) the occurrence of any other event which, by law, would require the Partnership to be dissolved.

      Winding Up

      Upon the dissolution of the Partnership, the General Partner will take full account of the Partnership's assets and liabilities, and the assets will be liquidated as promptly as is consistent with obtaining fair value of the assets, and the proceeds will be applied and distributed (a) first, to the payment and discharge of all of the Partnership's debts and liabilities to creditors, other than partners; (b) then, any loans owed by the Partnership to the partners shall be paid in proportion thereto; and
      (c) finally, to the limited partners and the General Partner in proportion to their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 5. RENTAL APARTMENTS HELD FOR SALE

      During 2001, the Trust decided to sell two residential apartment properties -Stadium Club Apartments, a 60-unit apartment building located in Georgia, and Steeplechase Apartments, a 72-unit apartment building located in Indiana. The decision to sell these properties was based on the properties' lack of performance and their continuing need for cash infusions to operate. Stadium Club Apartments was sold on September 30, 2002 (see Note 6). Steeplechase Apartments was sold in April 2003 (see
      Note 15). The carrying value of Steeplechase Apartments as of December 31, 2002 was $1,533,503.

      The results of operations of Steeplechase Apartments for the year ended December 31, 2002 were as follows:

         Revenue                                          $298,001
         Expenses                                          355,561
                                                          --------
         Net loss                                         $(57,560)
                                                          ========

NOTE 6. SALE OF PROPERTY

      On December 7, 2000, the Independent Trustees of the Trust accepted an offer to sell Glen Lake Arms Apartments (Glen Lake), a 144-unit apartment building located in St. Petersburg, Florida for approximately $3,900,000. The decision to sell Glen Lake was based on the property's lack of performance and its continuing need for cash infusions to operate. On April 30, 2001, the Partnership consummated the sale of Glen Lake resulting in a loss on the sale of $210,843.

      The results of operations of Glen Lake for the three months ended March 31, 2001 were as follows:

      Revenue                                             $328,816
      Expenses                                             293,842
                                                          --------
      Net income                                          $ 34,974
                                                          ========

      On September 30, 2002, the Trust sold Stadium Club Apartments (Stadium
      Club) for $1,400,000 plus payment by the purchaser of $221,000 in real estate brokerage fees and other expenses of the property. The sale resulted in a loss of $98,291.

      The results of operations of Stadium Club for the nine months ended September 30, 2002 were as follows:

      Rental and other income                            $ 195,610
      Expenses                                             317,075
                                                         ---------

      Net loss                                           $(121,465)
                                                         =========

      In connection with the sale of Stadium Club Apartments, various notes to non-affiliated parties were extinguished resulting in a gain during 2002 of $136,422.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 7. RECEIVABLES FROM/PAYABLES TO AFFILIATES

      Mortgage Notes Receivable

      As of December 31, 2002, the Trust held discounted mortgage notes, including accrued interest, with a carrying value of $4,768,756 net of allowance for loan losses of approximately $2,310,000. The total face value plus accrued interest on these notes amounted to approximately $7,080,000 at December 31, 2002. The notes accrue interest at interest rates ranging from 6% to 12% and are generally paid currently to the extent of available cash flows. As of December 31, 2002, accrued interest relating to these mortgage notes receivables amounted to $1,924,163. The notes mature at various dates through April 20, 2008. The notes are secured by unrecorded liens upon certain real and personal property and are subordinated to first mortgages, which in the aggregate amounted to approximately $12,620,000 at December 31, 2002.

      The changes in the allowance for loan losses during 2002 and 2001 were approximately as follows:

                                                         2002          2001
                                                         ----          ----
            Beginning balance                         $1,940,000   $ 2,580,000
            Provision for (recovery of) loan losses      370,000      (640,000)
                                                      ----------   -----------
               Ending balance                         $2,310,000   $ 1,940,000
                                                      ==========   ===========

      Lines of Credit

      The Trust extends lines of credit to affiliates and is liable under lines of credit extended to the Exchange Properties from affiliates. Amounts due from affiliates accrue interest at 12% per annum and are due on demand. The balance due from affiliates under lines of credit was $650,153, including accrued interest of $273,018, as of December 31, 2002. Amounts due to affiliates accrue interest at 10%. Amounts due to affiliates under the lines of credit were $129,683, including accrued interest of $6,000, as of December 31, 2002.

      Unsecured Notes Payable

      The Trust has unsecured notes payable to three entities (controlled by a Trustee of the Trust) with annual interest rates ranging from 10% to 10.4% which are due on demand. As of December 31, 2002, the principal balance outstanding on these notes was $1,561,926, with accrued interest of $693,285 totaling $2,255,211.

      Summary of Receivables/Payables - Affiliates:

                                                                     Receivables      Payables
                                                                     -----------      --------
      Mortgage notes  receivable, net of allowance for loan losses   $   4,768,75   $         --
      Lines of credit                                                     650,153        129,683
      Unsecured notes payable, including accrued interest                      --      2,255,211
                                                                     ------------   ------------

          Total                                                      $  5,418,909   $  2,384,894
                                                                     ============   ============

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 8. OTHER PROPERTY AND EQUIPMENT

      Furniture and equipment                                     $ 79,922
      Computer equipment and software                               98,449
      Leasehold improvements                                         1,409
                                                                  --------
                                                                   179,780
      Less accumulated depreciation                                134,503
                                                                  --------
                                                                  $ 45,277
                                                                  ========

      Depreciation expense for other property and equipment for the years ended December 31, 2002 and 2001 was $53,536 and $38,319, respectively, and is included in other administration expenses in the consolidated statement of operations.

NOTE 9. MORTGAGES PAYABLE

      In 1998, the Partnership acquired interests in three limited partnerships each owning a residential apartment property. In connection with the Exchange Offering completed April 7, 2000, the Partnership acquired 16 partnerships that directly owned interests in 15 residential properties. Each property had a mortgage obligation that is secured by such property. Two of the above properties have been subsequently sold. Total mortgage loans on the remaining 16 properties amount to $21,240,639 at December 31, 2002. The mortgage loans bear interest at rates ranging from 6.5% to 9.5% and mature on various dates through August 2028.

      The Trust believes that its partnerships are in substantial compliance with the repayment and other terms of the mortgage loans, although several of the loans may be deemed to be in technical default due to the failure of the partnerships to notify their lenders of a change in the managing agent of the underlying properties and the failure to obtain the prior approval of the lenders to the assignment by Mr. McGrath to the Trust of the equity interests in the corporate general partners of the Exchange Partnerships following the completion of the Exchange Offering, in which case the lenders may be deemed entitled to accelerate the payment of the loans. Management and its legal counsel believe the probability of payment acceleration because of such technical matters is remote.

      The aggregate scheduled maturities of mortgages payable and interest for each of the five years subsequent to December 31, 2002 and thereafter, without regard to the remote potential of acceleration as described above, are as follows:

                                   Principal      Interest       Total
                                   ---------      --------       -----
       Year ending December 31:
          2003                    $   338,236   $ 1,677,693   $ 2,015,930
          2004                      3,127,315     1,548,384     4,675,699
          2005                      5,370,691     1,139,884     6,510,575
          2006                      4,948,582       882,871     5,831,453
          2007                        143,052       555,505       698,557
          2008 and thereafter       7,312,763     1,731,706     9,044,469
                                  -----------   -----------   -----------
             Total                $21,240,639   $ 7,536,043   $28,776,683
                                  ===========   ===========   ===========

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 10. MORTGAGE REFINANCING

      On February 5 and July 31, 2001, the Trust refinanced the first mortgages on four rental properties. The information pertaining to the mortgages is as follows:

                                  Original     Interest    Term        Maturity       Monthly
         Property                Principal       Rate     (Years)        Date         Payments
         --------                ---------       ----     -------        ----         --------
         Pineview               $2,700,000       7.51%      25     February 5, 2011   $19,970
         Heatherwood             1,900,000       7.51       30     February 5, 2011    13,298
         Eagle Lake              1,900,000       7.51       25     February 5, 2011    14,053
         Crystal Court I         1,595,000       7.26       30      July 30, 2011      10,892

      The Trust received approximately $1,875,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Trust paid one-time prepayment penalties and wrote off deferred loan costs of approximately $1,004,000, which is included in other expenses in the accompanying 2001 consolidated statement of operations.

NOTE 11. EXTINGUISHMENT OF INDEBTEDNESS TO FORMER CHIEF EXECUTIVE OFFICER AND AFFILIATES

      In connection with the sale of the Glen Lake property, the Trust extinguished approximately $1,268,000 of payables due to affiliates and $111,500 due to the Partnership's former Chief Executive Officer. These liabilities were owed by Florida Capital Income Fund IV, Ltd. (one of the Exchange Partnerships that formerly owned the Glen Lake property) to certain affiliates, which were owned or controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer. These amounts are included in other expenses in the accompanying consolidated statement of operations for 2001.

      The Trust also wrote-off accrued interest payable of approximately $113,000 relating to the extinguished payables due to related parties and approximately $23,000 of accounts payable. These amounts were recorded as reductions to interest expense and other administrative expenses in the accompanying consolidated statement of operations for 2001.

      During 2002 and 2001, the Trust entered into settlements with parties who provided legal counsel during the Exchange Offering. These settlements resulted in the extinguishment of approximately $136,000 and $105,000, respectively, in obligations that were previously included in accounts payable. These amounts are recorded as a reduction of professional services in the accompanying consolidated statement of operations for 2002 and 2001.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

      Contracts to Purchase Additional Properties

      In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. At that time, Mr. McGrath controlled the three development companies. One of the properties was sold to a third party with the Trust's consent. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. The remaining residential property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), was originally scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments, of which 98 have been completed and rented. Due to events described below, the anticipated date of completion of the Burgundy Hills Property and whether the development will be completed as originally planned are uncertain.

      In connection with the transaction, the Trust obtained a right of first negotiation to purchase the Burgundy Hills Property from its owner, Burlington Residential, Ltd., upon completion and a right of first refusal to purchase the property on the same terms offered by any third party. At that time, the purchase price was expected to be approximately $30,000,000, of which a significant portion would be funded with first mortgage financing. At the current time, the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and even if construction were completed, and it is uncertain whether the Trust will have adequate resources to complete the transaction if construction is completed. In addition, as described below, because the owner of the first mortgage on the property has assumed control of the management of the Borrower and the development of the property, management believes it is unlikely that the Trust's purchase rights are still exercisable.

      In connection with the transaction, prior management caused the Trust to co-guarantee (together with Mr. McGrath) the first mortgage construction loan secured by the Burgundy Hills Property. Assuming that the Borrower completed the property development as originally planned and that certain other conditions were fulfilled, the Borrower would have been able to borrow up to a maximum principal amount of $19 million under the terms of the first mortgage loan. The Trust, as guarantor, has a potential contingent liability for the full outstanding amount of the loan, which, based on the most recent information available to the Trust, had an outstanding principal balance of $6,478,000 as of October 1, 2001.

      Burlington Residential, Ltd., the owner of the Burgundy Hills Property development (the "Borrower"), defaulted on the first mortgage loan and a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the property, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

      According to its counsel, the current owner of the loans, Burgundy-Boone, LLC, an Illinois limited liability company, and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of all or a portion of the Burgundy Hills Property development and then sell it. They appear to have

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

      completed construction on the last building in the first phase of the development and have listed the property for sale.

      Given the facts that Burgundy-Boone, LLC enforced its security interest and was awarded control of all equity interests in the Borrower and that Burgundy-Boone, LLC also owns the first mortgage loan and the mezzanine loan, management believes that it is not probable that the guaranty is still enforceable. However, due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty remains uncertain.

      Operating Leases

      During 2002, the Trust executed an operating lease for its office facilities. The lease, which expires on February 28, 2005, requires monthly payments of $3,076. Minimum future lease payments through February 28, 2005 (January 2003 to February 2005) are $80,000.

      Rent expense was approximately $22,750 and $35,000 for 2002 and 2001, respectively.

      Pending Litigation

      In September 2002, the Trust was named a defendant in an action, Net Knowledge Technologies LLC d/b/a NK Soft.com Corporation v. Rapid Transmit Technologies, Inc. a/k/a Wakul, Inc. and Baron Capital V, Inc. f/k/a Baron Capital Trust, brought in the District Court of Dallas County, Texas. In the action, the plaintiff alleges that it is owed payment of approximately $1,450,000 for services performed by it for defendants, plus court costs and legal fees relating to enforcement of its rights. The plaintiff, a website development service company, alleges that pursuant to a written contract it performed services for Wakul, Inc. (formerly named Rapid Transmit Technologies, Inc. and controlled by Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership and a former Unitholder in the Operating Partnership) to assist Wakul, Inc. in the development of an Internet system to be provided to the Trust and other companies engaged in the business of owning and managing multi-family apartment properties. The Trust believes that the action against it is without merit and has moved to be dismissed from the action on the grounds that it was not a party to the contract between the plaintiff and Wakul, Inc. and that it is not affiliated with or related to Wakul, Inc.

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

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 13. SHAREHOLDERS' EQUITY

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

      Exchange Offering

      The number of Units offered in the Exchange Offering in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit was arbitrarily assigned an initial value of $10.00, which corresponds to the offering price of each Trust Common Share that was being offered to the public pursuant to a prior cash offering (the "Cash Offering"). The value of each Unit and Common Share outstanding was substantially identical since Unit holders, including recipients of Units in the Exchange Offering, are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares offered by the Trust in the Cash Offering) have been registered with the Securities and Exchange Commission.

      Partnership Limited Partnership Units

      In connection with the formation of the Trust and the Partnership, the original investors, Gregory K. McGrath and Robert S. Geiger, each subscribed for 601,080 limited partnership units of the Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, each of them made a $50,000 capital contribution to the Partnership. The number of units subscribed for by each of them represented 9.5% (total 19.0%) of the maximum Common Shares that would have been outstanding after completion of the Cash Offering and the Exchange Offering assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares.

      The number of Units issued to the original investors was subsequently reduced pursuant to the subscription agreement entered into by them which provided that if, as of May 31, 2000, the

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 13. SHAREHOLDERS' EQUITY (Continued)

      number of units subscribed for by them represented a percentage greater than 19% of the then outstanding Common Shares calculated on a fully diluted basis, they would be required to return any excess Units to the Partnership for cancellation.

      Therefore, as of May 31, 2000, an adjustment, reducing the number of Units held in escrow by 444,414, was made to accurately reflect the number of Units held by the original investors. The original investors deposited Units subscribed for by them into a security escrow account for a specified term of up to nine years.

      During 2002, as part of separate settlement agreements, each of the original investors agreed to forfeit his right to the Units issued to him. As a result, the number of outstanding Partnership Units was reduced by 757,746 units. In connection with the settlement agreements, the Trust reversed $243,339 of accrued liabilities payable to affiliates of the original investors which were forgiven by the terms of the settlement agreements.

NOTE 14. NET LOSS PER COMMON SHARE

      The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

      Basic net loss per share equals net loss divided by the weighted average shares outstanding during the year. The computation of diluted net loss per share includes dilutive limited partnership unit equivalents in the weighted average shares outstanding amount.

      The components used in calculating basic and diluted net loss per share are as follows:

                                       Weighted          Loss
                    Net Loss        Average Shares     Per Share
                    --------        --------------     ---------

      2002
      Basic       $  (292,850)           976,167        $(0.30)
                  ============         =========        ======
      Diluted     $(1,119,819)         3,655,186        $(0.31)
                  ============         =========        ======

      2001
      Basic       $   (137,884)          953,058        $(0.15)
                  ============         =========        ======
      Diluted     $   (607,338)        4,080,006        $(0.15)
                  ============         =========        ======

NOTE 15. SUBSEQUENT EVENT

      Sale of Steeplechase

      On April 25, 2003, the Trust sold its equity interest in Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana. The purchase price paid for the property was $1,250,000. The decision to sell Steeplechase was based on the property's lack of performance and its continuing need for cash to operate. The sale resulted in a gain of approximately $80,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Trust filed a Form 8-K with the Commission on December 27, 2002 to disclose the dismissal of Rachlin Cohen & Holtz LLP as its independent public accountants and the engagement of KPMG LLP to serve as its certified public accountants in respect of its annual audit for the calendar year 2002. The Trust amended the Form 8-K by filing a Form 8-K/A on January 14, 2003, as requested by the Commission, to use the specific language provided in Item 304(a) of Regulation S-B relating to the foregoing.

                                         PART III

ITEM 9. TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The names of the persons that serve as members of the Board of Trustees and executive officers of the Trust and the Operating Partnership and their respective ages and positions are set forth below. Each of the Trustees other than Mr. Rydell has served since 1998; Mr. Rydell has served since 2001. The term of each Trustee is one year or until a successor has been elected. There is no limitation on the number of terms a Trustee may serve.

Name                          Age               Position
----                          ---               --------
James H. Bownas               55                Independent Trustee - Trust
Peter M. Dickson              53                Independent Trustee - Trust
Jerome S. Rydell              57                Trustee - Trust
Robert L. Astorino            56                Chief Executive Officer - Trust and Operating Partnership
J. Stephen Miller             52                Vice President - Accounting - Trust and Operating Partnership

      The senior management of the Trust has discretion in day-to-day management and control of the affairs of the Trust and the Operating Partnership, based on:
(i) general supervision and review by the Independent Trustees and the other members of the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees. Two of the three current members of the Board are Independent Trustees. The term as Trustee of each of the current Trustees expires in June 2003, and each of them is expected to be nominated by the Trust for re-election at the annual meeting of Shareholders to be scheduled for June 2003.

      The management of the Trust and the Operating Partnership has substantial prior experience in and knowledge of the residential apartment property market and its financing and experience in the management of investment programs and in directing their operations.

      James H. Bownas, an Independent Trustee on the Board of Trustees of the Trust since 1998, has been a principal in Gamble Hartshorn Johnson Co. LPA, a Columbus, Ohio law firm with a general practice since November 1996. Mr. Bownas's practice is concentrated in securities, real estate, taxation, corporate and estate planning. Between January 1996 and November 1996, Mr. Bownas managed his own legal practice. Between 1989 and January 1996, Mr. Bownas served as General Counsel, Vice President and Secretary of Lexford, Inc. ("Lexford") (formerly Cardinal Realty Services, Inc. and before that Cardinal Industries, Inc.), a publicly traded company headquartered in Reynoldsburg, Ohio which has sponsored numerous real estate investment limited partnerships. At Lexford, Mr. Bownas developed significant experience in the syndication of real estate investment limited partnerships, negotiated the resolution of over $2 billion of creditors' claims in connection with the bankruptcy reorganization of Cardinal Industries, Inc., and coordinated the transition of Cardinal Industries, Inc. from a bankruptcy creditor to a successful publicly traded company. Since 1995, Lexford has engaged in several arms-length transactions with affiliates of Baron Advisors, Inc., the former Managing Shareholder of the Trust, pursuant to which multi-family real estate was sold to, purchased from and managed by and for such entities. None of such transactions represented a material portion of Lexford's assets, liabilities, revenues or expenditures.

      Peter M. Dickson, an Independent Trustee on the Board of Trustees of the Trust since 1998, has been managing director of the Guardian Management Company Limited, a global financial services corporation based in Bermuda, since January 1991. In addition, since 1994 Mr. Dickson has served as a director to Grosvenor Trust Company Limited, another Bermuda-based financial services corporation. Between 1985 and 1990, Mr. Dickson served as the Executive Vice President of Finance for The Wraxall Group, Bermuda. Between 1979 and 1985, Mr. Dickson held several positions with Peat, Marwick.

      Jerome S. Rydell, a Trustee on the Board of Trustees of the Trust since 2001, is President and sole director and beneficial owner of Sigma Financial Corporation ("Sigma"), a NASD registered broker-dealer that acted as the underwriter of the Trust's public Cash Offering that ended in May 2000 and participated in the Operating Partnership's Exchange Offering, pursuant to which limited partners of certain limited partnerships formerly managed by affiliates of Mr. McGrath were offered the right to exchange their limited partnership interests in such partnerships in exchange for units of limited partnership interest in the Operating Partnership. Mr. Rydell is also President and sole director and beneficial owner of Sigma Planning Corporation, a registered investment advisor and a subsidiary of Sigma. Sigma was formed in 1983 and currently is licensed in 48 states. Its main office is located in Ann Arbor, Michigan and its 48-member staff supports more than 500 registered representatives. Both Sigma and Sigma Planning Corporation are registered with the Securities and Exchange Commission.

      Sigma is also participating in the private offering of units of limited partnership interest in Baron Lakeside Construction Fund, L.P. ("Baron Lakeside") and Baron SABH Construction Fund, L.P. ("Baron SABH"). As of the date of this Report, the two partnerships have raised approximately $2,135,530 out of a total maximum of $4,150,000. The partnerships were originally sponsored and formerly managed by affiliates of Gregory K. McGrath, the former Chief Executive Officer of the Trust and the Operating Partnership, and are now managed by Sigma Renaissance Corporation ("Sigma Renaissance"), which Mr. Rydell controls). In September 2001, Mr. McGrath assigned all of the outstanding interests in the two partnerships and their corporate general partners to Sigma Renaissance. The net proceeds of these offerings have been and will be used to make loans to owner/developers of residential condominium and apartment development properties to enable them to pay down first mortgage indebtedness secured by such properties and to cover outstanding payables owed to general contractors and other vendors of the projects, construction completion expenses, interest payments prior to repayment of the loans, working capital, and/or certain administrative expenses. The owner/developers of the properties to be developed were formerly controlled and managed by affiliates of Mr. McGrath. In September 2001, Mr. McGrath assigned all of the outstanding interests in the affiliates to Sigma Renaissance. Sigma Renaissance has significant authority in respect of the funding of construction completion requests from owner/developers; the sale of properties to be developed; the management of entities that are involved in the transactions contemplated in the two offerings; and distributions to limited partners of Baron Lakeside and Baron SABH.

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

      J. Stephen Miller was elected Vice President - Accounting of the Trust and the Operating Partnership in March 2003. Between April 2002 and March 2003, Mr. Miller served as their Controller. Between January 2001 and November 2001, he served as a Senior Financial Analyst for Morton Plant Hospital Group, a healthcare company, where he was responsible for assisting in the preparation of the company's consolidated financial statements. Between March 1996 and July 2000, Mr. Miller served as Chief Financial Officer of a wholesale and retail financing company, where he was responsible for accounting for revenues and expenses and preparation of consolidated financial statements.

      During 2002, Mark L. Wilson served as the Chief Financial Officer of the Trust and the Operating Partnership. In March 2003, he resigned and was replaced by J. Stephen Miller as the principal financial and accounting officer of the Trust and the Operating Partnership.

      The Corporate Trustee of the Trust is BARCAP Realty Services Group, Inc. ("Barcap"), a Delaware corporation originally formed in July 1997 under the name Baron Capital Properties, Inc. Barcap is a wholly-owned subsidiary of the Trust. Barcap's primary duty as Corporate Trustee is to operate an office in the State of Delaware as Delaware law requires that at least one of the trustees of a Delaware business trust (such as the Trust) have an office in Delaware. Barcap, as Corporate Trustee of the Trust, will act only at the direction of the Board of Trustees of the Trust, and will not take independent discretionary action on behalf of the Trust in its capacity as Corporate Trustee. Barcap will not be compensated for its services performed as Corporate Trustee, but will be reimbursed only for its reasonable out-of-pocket expenses in serving in such capacity which are approved in advance by the Board of Trustees. Such expenses are expected to be limited to those incurred in connection with the operation of its Delaware office. Barcap may in the future serve as a trustee of other similar entities that may be organized by the Trust or the Operating Partnership. Barcap also serves as a taxable REIT subsidiary of the Trust, transacting all non-REIT related transactions for the Trust. It manages properties for third party owners. The Chief Executive Officer and sole director of Barcap is Robert L. Astorino. The principal Delaware office of Barcap is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

      The Board of Trustees of the Trust has determined that Peter Dickson, one of the Independent Trustees serving on its Audit Committee, is an "audit committee financial expert" as such term is defined under Item 401(e) of Regulation S-B issued under the Securities Act of 1933, as amended. The Board of Directors has also determined that Mr. Dickson is an independent trustee of the Trust within the definition of "independent director" under Section 121(A) of the American Stock Exchange's listing requirements.

      Counsel to the Trust and the Operating Partnership is in the process of drafting a code of ethics that will apply to their respective Chief Executive Officer, principal financial officer, principal accounting officer and persons performing similar functions. A discussion draft of the code of ethics is expected to be presented to the Board of Trustees at its annual meeting scheduled in July 2003, and a final version thereof is expected to be adopted by the Board no later than the end of the third quarter of 2003. Once it is adopted by the Board, the Trust will provide a copy of the code of ethics, without charge, to any person who delivers a written request to receive a copy thereof addressed to the Trust as follows: Baron Capital Trust, 3570 U.S. Highway 98 North, Lakeland, Florida 33809, Attention: Chief Executive Officer.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

      No reports were required to be filed in the most recent fiscal year pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, since the Trust's Common Shares are not registered under the act.

ITEM 10. EXECUTIVE COMPENSATION

                               Annual Compensation

                                                                        Long Term      All Other
Name and Principal Position              Year     Salary     Bonus    Compensation    Compensation
---------------------------              ----     ------     -----    ------------    ------------
Robert L. Astorino,                      2002    $192,500      --          --              --
Chief Executive Officer- Trust and       2001    $173,356   $60,000        --          $7,385 (1)
Operating Partnership                    2000    $149,899      --          --          $9,600 (1)

Mark L. Wilson, Former                   2002    $101,725      --          --              --
Chief Financial Officer - Trust and      2001    $111,382   $40,000        --          $6,575 (1)
Operating Partnership                    2000    $72,729       --          --          $9,791 (1)

      (1) Company car allowance

      Each Independent Trustee is entitled to be paid an annual fee of $6,000 for serving the Trust in such capacity and to be reimbursed for all reasonable expenses incurred by him in connection with the performance of his services in such capacity on behalf of the Trust. In respect of services performed in such capacity in 2002, each Independent Trustee received $6,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of Common Shares of the Trust by: (i) each Trustee of the Trust, (ii) the Chief Executive Officer and each other executive officer of the Trust and the Operating Partnership, (iii) all Trustees of the Trust and all executive officers of the Trust and the Operating Partnership as a group, and
(iv) to the Trust's knowledge, by any person owning beneficially more than 5% of the outstanding Common Shares, in each case at December 31, 2002. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all Common Shares shown as beneficially owned by such person. There is currently no public trading market for the outstanding Common Shares issued by the Trust or Units issued by the Operating Partnership.

             Name, Position and Address of                          Amount and Nature
           Beneficial Owner of Common Shares                     of Beneficial Ownership            Percentage
           ---------------------------------                     -----------------------            ----------
James H. Bownas
Independent Trustee - Trust                                                 --                          --
c/o Gamble Hartshorn Johnson Co. LPA
1 East Livingston Avenue
Columbus, Ohio 43215

Peter M. Dickson
Independent Trustee - Trust                                                 --                          --
c/o Guardian Management Company Limited
33 Church Street
Hamilton, Bermuda HM 12

Jerome S. Rydell
Trustee - Trust                                                           97,450 (2)                   10.0%
c/o Sigma Financial Corporation
4261 Park Road
Ann Arbor, MI 48103

Robert L. Astorino
Chief Executive Officer-Trust and Operating                                 --                          --
Partnership (1)

J. Stephen Miller
Vice President- Accounting - Trust and Operating                            --                          --
Partnership (1)

All Trustees and executive officers of the                                97,450                       10.0%
Trust and Operating Partnership, as a group (5 members)

      (1) The address of Messrs. Astorino and Miller is c/o Baron Capital Trust, 3570 U.S. Highway 98 North, Lakeland, Florida 33809.

      (2) Mr. Rydell is the beneficial owner of 97,450 Common Shares of the Trust by virtue of his ownership of Sigma Financial Corporation ("Sigma"), which earned such shares as commissions in connection with the Exchange Offering. See "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From 1998 through 2002, the Operating Partnership directly or indirectly entered into several transactions described below in which the amount exceeded $60,000 and in which Baron Capital Trust (the "Trust"), the General Partner of the Operating Partnership, or existing or former executive officers or Trustees of the Trust or the Operating Partnership had an interest.

      1. The Trust is the general partner of the Operating Partnership and also owns the largest limited partnership interest in the Operating Partnership. As of March 1, 2003, the Trust owned 981,107 units of limited partnership interest ("Units") in the Operating Partnership (or approximately 29.7% of the then outstanding Units). Such Units represent Units acquired by the Trust from the Operating Partnership with the proceeds from the Trust's Cash Offering and Units assigned to the Trust by holders of Units who have elected to convert their Units into common shares of beneficial interest ("Trust Shares") in the Trust since the completion of the Operating Partnership's Exchange Offering.

      2. Gregory K. McGrath and Robert S. Geiger founded the Trust and the Operating Partnership, and they formerly served as the Chief Executive Officer of the Trust and the Operating Partnership and the Chief Operating Officer of the Operating Partnership, respectively. In connection with the formation of the Trust and the Operating Partnership, Mr. McGrath and Mr. Geiger subscribed for a total 1,202,160 Units in the Operating Partnership in exchange for a total cash payment of $100,000. On May 31, 2000 (the termination date of the Cash Offering), pursuant to an agreement among Mr. McGrath, Mr. Geiger, the Trust and the Operating Partnership, each of Mr. McGrath and Mr. Geiger returned to the Operating Partnership all but 378,873 Units, representing 9.5% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. In 2002, Mr. McGrath and Mr. Geiger assigned back to the Company all of their Units in settlement of their alleged improper activities relating to the Operating Partnership's investment in Alexandria Development, L.P. and the Dolphin Cove (formerly named Riverwalk) property. Mr. McGrath and Mr. Geiger are no longer involved with the Company in any capacity and do not own any equity or other interests in the Trust, the Operating Partnership, the Exchange Partnerships, or any of their respective property interests or other assets. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Other Developments" above.

      3. During 1998 and 1999, the Operating Partnership acquired a 40% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership") from an affiliate of Mr. McGrath for a purchase price of $1,285,000. The purchase price was funded with a portion of the net proceeds of the Trust's Cash Offering. The Alexandria Partnership formerly owned record title to a residential apartment property under development in Alexandria, Kentucky referred to as Alexandria Apartments. In 2000, the Operating Partnership wrote off its investment in the Alexandria Partnership due to the defaults on indebtedness, recurring losses incurred by the property, contingent liabilities under an equipment lease, a partners' deficiency, and an updated appraisal that valued the property at an amount less than the total liabilities owed.

      In September 2001, Mr. McGrath caused his affiliate to assign the remaining 60% limited partnership interest in the Alexandria Partnership and certain other property interests to Sigma Renaissance Corporation ("Sigma Renaissance"), a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. Sigma Renaissance also became the managing general partner of the Alexandria Partnership and other partnerships owning the assigned properties. In 2002, Sigma Renaissance caused the Alexandria Partnership to file for bankruptcy protection. The lender, however, was successful in lifting the automatic stay in the bankruptcy proceeding. As a result, in the second quarter of 2002, the bankruptcy proceeding was dismissed and the lender foreclosed on the property and sold it. See above at "ITEM 2. DESCRIPTION OF PROPERTIES".

      4. Described above under "ITEM 2 - DESCRIPTION OF PROPERTIES - Description of Properties - The Acquired Properties - Contract to Acquire Two Additional Properties" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Other Developments" are certain transactions involving Mr. McGrath, certain of his affiliates, and the Trust relating to the Burgundy Hills Property.

      5. As described in "ITEM 1 - DESCRIPTION OF BUSINESS" and "ITEM 2 - DESCRIPTION OF PROPERTIES - Description of Properties - The Exchange Properties", effective April 7, 2000, the Operating Partnership acquired equity and debt interests in residential apartment properties and one condominium apartment property in connection with the completion of an Exchange Offering made to individual limited partners of 23 limited partnerships originally sponsored by Mr. McGrath and whose corporate general partners were controlled by him.

      6. Described below are certain additional transactions involving Jerome S. Rydell (a Trustee of the Trust), and the Trust, the Operating Partnership, and affiliates of Mr. McGrath.

      (a) Mr. Rydell is the President, a director and a beneficial owner of Sigma Financial Corporation ("Sigma"), a registered securities broker-dealer. Sigma served as the underwriter in the sale of the Trust's Common Shares in its best-efforts public Cash Offering that ended in May 2000. Sigma earned approximately $560,000 in commissions for sales it completed in the offering. In addition, Sigma also earned five-year warrants (which expired in May 2003) to acquire 59,676 Common Shares at an exercise price of $13.00 per share. Sigma allocated a portion of the cash commissions and warrants to its registered representatives.

      (b) Sigma also participated in the Exchange Offering completed in April 2000 by the Operating Partnership. In exchange for its services during the offering, Sigma earned 97,450 Common Shares as commissions.

      (c) Sigma has also participated as a broker-dealer in numerous private offerings by investment programs (including the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering and WaKul, Inc.) sponsored and managed by Mr. McGrath or his affiliates. Sigma, Mr. Rydell and certain of Sigma's registered representatives are owed more than $100,000 in respect of those programs for outstanding commissions, offering fees, reimbursable expenses, and advances.

      (d) Sigma Renaissance controls certain real estate investment programs that as of December 31, 2002 are owed a total of approximately $2,400,000 (comprised of approximately $1,700,000 of principal and $700,000 of accrued unpaid interest) for second mortgage loans made to certain Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering. Sigma originally sponsored two of the creditor programs. Affiliates of Mr. McGrath originally sponsored the other creditor programs, and in September 2001 he caused his affiliates to assign all their interests in such programs to Sigma Renaissance.

            Sigma, Sigma Renaissance, the debtor limited partnerships and the creditor limited partnerships have agreed in principle to enter into a refinancing arrangement under which: (i) the Operating Partnership would make an upfront cash payment upon signing definitive documentation of approximately $500,000 to pay down a portion of the outstanding principal balance; (ii) accrued and unpaid interest would be paid upon signing definitive documentation in either Trust Common Shares or Operating Partnership Units (at the discretion of Sigma Renaissance) with an assigned value of $3.80 per share or unit; (iii) the remaining principal balance of the loans ($1,200,000) would be payable over 32 quarters, together with interest at the annual rate of 8%; (iv) going forward interest would be payable in Common Shares or Units with an assigned value of $3.80 per share or unit; (v) the current notes evidencing the loans would be cancelled and replaced with a new note evidencing the payment terms of the remaining principal balance and future interest thereon; and (vi) payment of the new note would be secured by Units owned by the Trust and by property management fees earned by the Operating Partnership in respect of third party properties, net of ordinary and necessary operating expenses. The agreement in principle is not binding, and the obligations of the parties in connection with the proposed refinancing will be binding only upon the execution by the parties of definitive documentation containing the proposed terms and conditions and any other provisions mutually agreed upon by the parties.

      (e) Sigma is also participating in the private offering sale of units of limited partnership interest in Baron Lakeside Construction Fund, L.P. ("Baron Lakeside") and Baron SABH Construction Fund, L.P. ("Baron SABH"). As of the date of this Report, the two partnerships, sponsored and formerly managed by affiliates of Mr. McGrath (and now managed by Sigma Renaissance Corporation ("Sigma Renaissance"), of which Mr. Rydell is a principal), have raised approximately $2,135,530 out of a total maximum of $4,150,000. In September 2001, Mr. McGrath assigned all of the outstanding interests in the two partnerships and their corporate general partners to Sigma Renaissance.

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

            Following their completion, the development properties will be listed for sale, and the new development loans and prior development loans made by other investment limited partnerships sponsored and formerly managed by affiliates of Mr. McGrath (and now managed by Sigma Renaissance) to owner/developers formerly controlled by McGrath will be repaid out of any net proceeds from any such sales and sales of certain other interests formerly beneficially owned by Mr. McGrath in other properties.

            Sigma Renaissance has significant authority in respect of the funding of construction completion requests from owner/developers; the sale of properties to be developed; the management of entities involved in the transactions contemplated in the two offerings; and distributions to limited partners of Baron Lakeside and Baron SABH. In exchange for a construction fee, Sigma Renaissance will also supervise construction and serve as the onsite construction manager for the completion of development and construction on the unfinished development properties to be completed with the proceeds of the new development loans. Mr. Rydell serves as the manager of Sigma Renaissance.

            The roles of Mr. Rydell, Sigma and Sigma Renaissance in the Baron Lakeside and Baron SABH transactions are designed: (i) to mitigate conflicts of interest which affect Mr. McGrath due to his role as a former affiliate of Baron Lakeside, Baron SABH, owner/developers which borrow development funds and prior borrower and lender partnerships sponsored by Mr. McGrath and (ii) to provide for repayment of the new and prior development loans prior to the distribution of any net profits or any other payments to Mr. McGrath or any affiliates beneficially owned entirely by him attributable to the development properties.

      (f) One of the limited partnership owners/developers assigned by affiliates of Mr. McGrath to Sigma Renaissance in September 2001, Sycamore Real Estate Development, L.P. (the "Sycamore Partnership"), owes a total of approximately $821,027 of second mortgage indebtedness (comprised of approximately $550,500 of principal and $270,527 of delinquent accrued interest) to three Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering. The Sycamore Partnership owns a residential condominium property under development in Cincinnati, Ohio. All 26 units in phase I of the project have been completed and 25 of them have been sold. Phase II of the property is comprised of 20 acres of undeveloped land. The loan matures in December 2003 and requires quarterly interest payments only until maturity. No interest payments have been made as of the date of this report. In November 2001, the Sycamore Partnership defaulted on the first mortgage loan secured by the property, and the first mortgage lender accelerated the loan. In September 2002, Mr. Rydell or an affiliate acquired the first mortgage loan from the lender.

      (g) Another limited partnership owner/developer assigned by affiliates of Mr. McGrath to Sigma Renaissance in September 2001, Independence Real Estate Development, Ltd. (the "Independence Partnership"), owes the Operating Partnership a total of approximately $150,000 for property management fees for services performed, for advances made by the Operating Partnership and for inter-company loans made among properties prior to such assignment. The Independence Partnership defaulted on its first mortgage loan and the lender foreclosed on the property earlier in May 2003.

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

   10.1* Form of Indemnification Agreement among the Registrant and its Trustees and officers (included in Sections 3.6 and 3.7 of the Amended and Restated Declaration of Trust referenced above in
                Exhibit 3.2)

   10.2* Agreement of Limited Partnership of Baron Capital Properties, L.P. dated as of May 15, 1998 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on May 15, 1998).

   21**         Subsidiaries of the Registrant

   99.1** Certification pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2** Certification pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------
*     Previously filed.

**    Filed herewith.

            (b)   Reports on Form 8-K:

                  The Trust filed a Form 8-K with the Commission on December 27, 2002 to disclose the dismissal of Rachlin Cohen & Holtz LLP as the Trust's independent public accountants and the engagement of KPMG LLP to serve as the Trust's certified public accountants in respect of its annual audit for the calendar year 2002. The Trust amended the Form 8-K by filing a Form 8-K/A on January 14, 2003, as requested by the Commission, to use the specific language provided in Item 304(a) of Regulation S-B relating to the foregoing.

ITEM 14. CONTROLS AND PROCEDURES

      The Registrant maintains disclosure controls and procedures that are designed to ensure: (1) that information required to be disclosed by it in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange

Commission's ("Commission") rules and forms, and (2) that this information is accumulated and communicated to the Registrant's management, including its Chief Executive Officer and Vice President - Accounting, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

      In April 2003, under the supervision and review of the Registrant's Chief Executive Officer and Vice President - Accounting, the Registrant conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on that evaluation, its Chief Executive Officer and Vice President - Accounting concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Registrant (including its consolidated subsidiaries) that is required to be included in its periodic reports to the Commission.

      In addition, there have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect those controls since its April 2003 evaluation. The Registrant cannot assure, however, that its system of internal controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BARON CAPITAL TRUST


June 6, 2003                             By:  /s/ Robert L. Astorino
                                              -------------------------------
                                                 Robert L. Astorino,
                                                 Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                     Title                              Date
----------                     -----                              ----


/s/ Robert L. Astorino         Chief Executive Officer            June 6, 2003
-----------------------        (Principal Executive Officer)
Robert L. Astorino


/s/ J. Stephen Miller          Vice President - Accounting       June 6, 2003
-----------------------        (Principal Financial and
J. Stephen Miller              Accounting Officer)


/s/ James H. Bownas            Trustee                            June 6, 2003
-----------------------
     James H. Bownas


/s/ Peter M. Dickson           Trustee                            June 6, 2003
-----------------------
     Peter M. Dickson


/s/ Jerome S. Rydell           Trustee                            June 6, 2003
-----------------------
     Jerome S. Rydell

                                 Certifications

I, Robert L. Astorino, the Chief Executive Officer of Baron Capital Trust (the "Registrant"), certify that:

1.    I have reviewed this annual report on Form 10-KSB of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Board of Trustees of the Registrant:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 6, 2003                /s/ Robert L. Astorino
                                ------------------------------
                                    Robert L. Astorino
                                    Chief Executive Officer

                                 Certifications

I, J. Stephen Miller, the Vice President - Accounting of Baron Capital Trust (the "Registrant"), certify that:

1.    I have reviewed this annual report on Form 10-KSB of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Board of Trustees of the Registrant:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 6, 2003                   /s/ J. Stephen Miller
                                   ----------------------------------
                                      J. Stephen Miller
                                      Vice President - Accounting
                                      (Principal Financial and Accounting
                                      Officer)