Form 10QSB
period 2003-03-31
BARON CAPITAL TRUST
filed 2003-08-29
CIK 1045550

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                  For the transition period ended _____________ to _____________

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

Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      See following pages.

                               BARON CAPITAL TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       (Unaudited)
                                                                        March 31,         December 31,
                                                                           2003               2002
                                                                           ----               ----
                                     ASSETS
Rental Properties:
   Land                                                                $  4,986,900       $  4,986,900
   Rental property held for sale (Note 4)                                 1,533,503          1,533,503
   Buildings and Improvements                                            24,438,895         24,353,960
                                                                       ------------       ------------
                                                                         30,959,298         30,874,363
   Less accumulated depreciation                                          4,549,969          4,279,172
                                                                       ------------       ------------
                                                                         26,409,329         26,595,191

Cash and cash equivalents                                                 1,049,355          1,027,970
Restricted cash                                                             359,880            242,169
Receivables from affiliates                                               5,362,164          5,418,909
Other property and equipment                                                 33,697             45,277
Other assets                                                                666,194            662,520
                                                                       ------------       ------------
                                                                       $ 33,880,619       $ 33,992,036
                                                                       ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                   $ 19,674,877       $ 19,753,903
   Mortgages payable - rental property held for sale (Note 4)             1,486,736          1,486,736
   Accounts payable and accrued liabilities                                 422,999            260,696
   Notes payable                                                            622,943            613,080
   Payables to affiliates                                                 2,394,434          2,384,894
   Security deposits                                                        204,681            197,168
                                                                       ------------       ------------
         Total liabilities                                               24,806,670         24,696,477
                                                                       ------------       ------------

   Minority interests in consolidated partnerships                          347,398            342,405
   Interests of exchangeable partnership units                            6,121,801          6,294,526

Commitments and contingencies (Note 2)

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 25,000,000
      shares authorized; 981,107 shares issued and outstanding           11,526,562         11,520,206
   Deficit                                                               (8,579,305)        (8,519,071)
   Distributions                                                           (342,507)          (342,507)
                                                                       ------------       ------------
         Total shareholders' equity                                       2,604,750          2,658,628
                                                                       ------------       ------------
                                                                       $ 33,880,619       $ 33,992,036
                                                                       ============       ============

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Quarter Ended
                                                                    March 31,
                                                                    ---------
Revenues:                                                    2003              2002
                                                             ----              ----
   Rentals                                                $ 1,264,840       $ 1,362,470
   Interest and other income                                  324,454           398,570
                                                          -----------       -----------
       Total Revenues                                       1,589,294         1,761,040
                                                          -----------       -----------

Real Estate Expenses:
   Depreciation                                               270,797           263,828
   Amortization of loan costs                                  25,824            23,409
   Interest                                                   457,886           464,107
   Repairs and maintenance                                     90,826           224,584
   Personnel                                                  165,839           178,843
   Property taxes                                             113,200           114,780
   Property insurance                                          40,653            39,285
   Utilities                                                   99,549           103,430
   Other                                                       80,036            99,682
                                                          -----------       -----------
       Total Real Estate Expenses                           1,344,610         1,511,948
                                                          -----------       -----------

Administrative Expenses:
   Personnel, including officer's compensation                188,004           124,590
   Professional services                                       71,049            46,570
   Other                                                      110,555           242,774
                                                          -----------       -----------
       Total Administrative Expenses                          369,608           413,934
                                                          -----------       -----------

Other (Income) Expenses:
   Provision (recovery) for loan losses                       106,672           (35,122)
                                                          -----------       -----------
                                                              106,672           (35,122)
                                                          -----------       -----------

Loss Before Other Interests                                  (231,596)         (129,720)
                                                          -----------       -----------

   Minority interests of limited partners                      (4,993)             (638)
   Interests of  exchangeable partnership units               166,369            92,440
                                                          -----------       -----------

Net Loss                                                  $   (60,234)      $   (36,642)
                                                          -----------       -----------

Loss Per Share - Basic and Diluted :
   Net Loss                                               $     (0.06)      $     (0.04)
                                                          ===========       ===========

Weighted Average Number of Common Shares Outstanding          980,925           970,020
                                                          ===========       ===========

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Quarter Ended
                                                                                      March 31,
                                                                                      ---------
                                                                               2003              2002
                                                                               ----              ----
Cash Flows from Operating Activities:
   Net Loss                                                                $   (60,234)      $   (36,642)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Minority interests of limited partners                                  4,993               638
         Depreciation                                                          282,379           276,825
         Provision for (recovery of) loan losses                               106,672           (35,122)
         Amortization of loan costs                                             25,824            23,409
         Interests of exchangeable partnership units                          (166,369)          (92,440)
         Changes in operating assets and liabilities:
            Increase in operating assets:
               Other assets                                                    (41,080)          106,962
            Increase (decrease) in operating liabilities:
               Accounts payable and accrued liabilities                        162,303          (429,654)
               Security deposits                                                 7,513            10,825
                                                                           -----------       -----------
                  Net cash provided by (used in) operating activities          322,001          (175,199)
                                                                           -----------       -----------

Cash Flows from Investing Activities:
   Additions to rental properties                                              (84,935)               --
   Purchases of other property and equipment                                    11,580             3,481
   Advances to affiliates                                                      (49,927)            1,491
   Increase in restricted cash                                                (117,711)         (141,604)
                                                                           -----------       -----------
                  Net cash used in investing activities                       (240,993)         (136,632)
                                                                           -----------       -----------

Cash Flows from Financing Activities:
   Payments on mortgages payable                                               (79,026)          (93,645)
   Proceeds from notes payable                                                   9,863                --
   Increase in payables to affiliate, net                                        9,540            29,354
                                                                           -----------       -----------

                  Net cash used in financing activities                        (59,623)          (64,291)
                                                                           -----------       -----------

Net (Decrease) Increase in Cash and Cash Equivalents                            21,385          (376,122)

Cash and Cash Equivalents, Beginning                                         1,027,970         1,426,375
                                                                           -----------       -----------

Cash and Cash Equivalents, Ending                                          $ 1,049,355       $ 1,050,253
                                                                           ===========       ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                  $   457,886       $   464,107
                                                                           ===========       ===========

                See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Baron Capital Trust (the "Trust"), a Delaware business trust, is the general partner of Baron Capital Properties, L.P. (the "Partnership" or the "Operating Partnership"), a Delaware limited partnership. The Trust owns all of the outstanding capital stock of Barcap Realty Services Group, Inc., a Delaware corporation that is the Trust's Taxable REIT Subsidiary ("Barcap"). (The Trust, the Partnership and Barcap are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. As the Partnership's general partner, the Trust controls the activities of the Partnership. The Trust controls the operations of Barcap by virtue of owning all of its outstanding capital stock. The Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. As of the date of this Report, Barcap manages residential apartment properties totaling 1,577 units for third party owners, and shares personnel and space with the Partnership.

      The Trust also owns the largest limited partnership interest in the Partnership. As of March 31, 2003, the Trust owned a total of 981,107 units of limited partnership interest ("Units") in the Partnership (or approximately 29.7% of the then outstanding Units). Holders of Units (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time on a one-for-one basis for an equivalent number of Common Shares of the Trust, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Partnership. The Trust, which like the Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

      The Trust's Declaration authorizes it to issue up to 25,000,000 shares of beneficial interest, no par value per share, consisting of common shares and preferred shares of such classes with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption as the Board of Trustees of the Trust may create and authorize from time to time in accordance with Delaware law and the Declaration.

      The accompanying consolidated condensed financial statements include the accounts of the Trust, Barcap and the Partnership, which controlled 20 limited partnerships that at March 31, 2003 had a direct or indirect equity and/or debt interest in 27 apartment communities.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Organization (Continued)

      All significant intercompany transactions and balances have been eliminated in consolidation.

      The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

      As of March 31, 2003, the Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owned equity interests in 17 properties or phases of properties, consisting of 1,005 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Partnership indirectly owned subordinated mortgage and other debt interests in 11 properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties are located in Florida, three properties are located in Ohio and one property is located in Indiana. In April 2003, the Partnership sold the property located in Anderson, Indiana consisting of 72 units (see NOTE 4. SUBSEQUENT EVENT), which had been identified and accounted for as an asset held for sale prior to the Trust's and the Partnership's adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards ("SFAS") No. 144.

      Basis of Presentation

      The unaudited consolidated condensed balance sheet as of March 31, 2003, and the related unaudited consolidated condensed statements of operations for the three months ended March 31, 2003 and 2002, and the unaudited consolidated condensed statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for the periods presented, have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Trust's financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB.

      Certain reclassifications have been made to the three-month period ended March 31, 2002 condensed financial statements in order to conform to the 2003 presentation.

      The Trust previously restated its 2002 financial statements to allocate a portion of its net loss for the year ended December 31, 2002 to interests of exchangeable partnership units (see NOTE 2 to the financial statements included in the Trust's 2002 Annual Report filed on Form 10-KSB). Accordingly, a portion of the Trust's previously reported net loss for the three months ended March 31, 2002 has been correspondingly allocated to interests of exchangeable partnership units.

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Receivables from Affiliates

      Receivables from affiliates are comprised mainly of second mortgages, and accrued interest thereon, whose ultimate repayment is subject to the performance of the underlying property and timing of repayments. Also included are other receivables comprised of notes, lines of credit and advances receivable.

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

      Depreciation is computed on a straight-line basis over the estimated useful lives of the properties as follows:

                                                  Estimated Useful Lives (Years)
                                                  ------------------------------

              Buildings                                         30
              Leasehold improvements                            10 or less
              Furniture and fixtures                            7
              Computer equipment and software                   3-5

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

      The Partnership's properties have operations and cash flows that can be clearly distinguished from the rest of the Partnership. Property dispositions which are newly initiated after January 1, 2002 will be reported in discontinued operations provided the operations from such properties

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Rental Properties and Depreciation (continued)

      are eliminated from the ongoing operations of the Partnership and the Partnership will not have any continuing involvement after disposition.

      Management evaluates its investment properties annually to assess whether any impairment indications are present. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

      Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities that do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity's expected losses, receives a majority of its expected residual returns, or both. The Trust is evaluating the potential impact of implementing and adopting FIN 46; however, FIN 46 is not expected to have a material effect on its consolidated financial statements.

NOTE 2. COMMITMENTS AND CONTINGENCIES

      Contracts to Purchase Additional Properties

      In 1998, former management caused the Trust to co-guarantee (together with Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust and the Partnership) a first mortgage construction loan secured by a residential apartment property referred to as Burgundy Hills Apartments under development in Florence, Kentucky (Cincinnati metropolitan area) (the "Burgundy Hills Property"). Assuming that the Borrower (defined below) completed the property development as originally planned and that certain other specified conditions were fulfilled, the Borrower would have been able to borrow up to a maximum principal amount of $19 million under the terms of the first mortgage loan. The Trust, as guarantor, may have a contingent liability for the full outstanding amount of the loan, which as of October 1, 2001 was $6,478,000 (the latest verified information available).

      Burlington Residential, Ltd., the owner of the Burgundy Hills Property development formerly controlled by Mr. McGrath (the "Borrower"), defaulted on the first mortgage loan and a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the property, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

      According to its counsel, the current owner of the loans, Burgundy-Boone, LLC, an Illinois limited liability company, and its construction partner, Wallick Management Company (a

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 2. COMMITMENTS AND CONTINGENCIES (continued)

      Contracts to Purchase Additional Properties (continued)

      construction and property management firm in Central Ohio), intend to complete construction of all or a portion of the Burgundy Hills Property development and then sell it. They appear to have completed construction on the last building in the first phase of the development and have listed the property for sale.

      Given the facts that Burgundy-Boone, LLC enforced its security interest and was awarded control of all equity interests in the Borrower and that Burgundy-Boone, LLC also owns the first mortgage loan and the mezzanine loan, management and legal counsel believe that it is not probable that the Trust's guaranty (described above) is still enforceable. However, due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty remains uncertain.

      Mortgages Payable

      The Trust controls the Partnership, which (through ownership of all or substantially all of the equity interests in single-purpose limited partnerships) owns equity interests in 17 residential apartment properties. Each property has a mortgage obligation that is secured by such property. The Trust believes that the Partnership's subsidiary partnerships are in substantial compliance with the repayment and other terms of the mortgage loans, although several of the loans may be deemed to be in technical default due to the failure of the partnerships to notify their lenders of a change in the managing agent of the underlying properties and the failure to obtain the prior approval of the lenders to the assignment by Mr. McGrath to the Trust of the equity interests in the corporate general partners of certain partnerships acquired by the Partnership, in which case the lenders may be deemed entitled to accelerate the payment of the loans. Management and its legal counsel believe the probability of payment acceleration because of such technical matters is remote.

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

      In July 2003, the Trust was dismissed from an action, Net Knowledge Technologies LLC d/b/a NK Soft.com Corporation v. Rapid Transmit Technologies, Inc. a/k/a Wakul, Inc. and Baron Capital V, Inc. f/k/a Baron Capital Trust, brought in the District Court of Dallas County, Texas in September 2002. In the action, the plaintiff, a website development service company, had alleged that the Trust was obligated to pay for services performed by the plaintiff for Wakul, Inc. (controlled by Mr. McGrath) to assist Wakul, Inc. in the development of an Internet system to be provided to the Trust and other companies engaged in the business of owning and managing multi-family apartment properties. The Trust was dismissed from the action without prejudice on

                               BARON CAPITAL TRUST

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 2. COMMITMENTS AND CONTINGENCIES (continued)

      Pending Litigation (continued)

      the grounds that plaintiff failed to present evidence that the Trust was a party to the transaction, that the Trust is a successor to or an affiliate of Wakul, Inc. and liable for its obligations, or that the Trust performed any actions in or directed at Texas that might subject it to the jurisdiction of Texas courts. The plaintiff has the right to appeal the decision or to file suit against the Trust in Florida or any other state where it can prove minimum contacts with the forum state.

NOTE 3. NET LOSS PER COMMON SHARE

      The Trust computes per share data in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

      Basic net loss per share equals net loss divided by the weighted average shares outstanding during the period. The computation of diluted net loss per share that includes dilutive common share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for the three months ended March 31, 2003 and 2002.

      The components used in calculating basic net loss per share are as follows:

                                                                           Weighted         Loss
                                                      Net Loss         Average Shares    Per Share
                                                      --------         --------------    ---------
          For the three months ended March 31:
            2003                                       $ (60,234)         980,925         $(0.06)
                                                       =========          =======         ======
            2002                                       $ (36,642)         970,020         $(0.04)
                                                       =========          =======         ======

NOTE 4. SUBSEQUENT EVENT

      On April 25, 2003, the Operating Partnership sold its equity interest in Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana. The purchase price received from the sale of the property was $1,250,000. The decision to sell Steeplechase was based on the property's lack of performance and its continuing need for cash to operate. The sale resulted in a net loss of $69,526. (In their 2002 Annual Reports on Form 10-KSB, the Trust and Operating Partnership had disclosed as a subsequent event an $80,000 gain from the sale. The adjustment is primarily due to the inclusion of transaction closing costs that were not originally included in the estimate of the gain or loss on sale previously reported.)

      The results of operations of Steeplechase for the three months ended March 31, 2003 were as follows:

      Rental and other income                                       $    72,071
      Expenses                                                           86,681
                                                                    -----------

      Net Loss                                                      $   (14,610)
                                                                    ===========

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the Consolidated Financial Statements of Baron Capital Trust (the "Registrant" or the "Trust") and Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

      Forward-looking Statements

      This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Trust's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in the Management's Discussion and Analysis or Plan of Operation section of this Report, as well as those discussed elsewhere in this Report and from time to time in the Trust's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report apply only as of the date on which they are made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Trust does update one or more forward-looking statements, investors and others should not conclude that the Trust will make additional updates with respect thereto or with respect to other forward-looking statements.

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

      The Trust's long-lived assets, primarily interests in real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used in determining whether impairment exists. Depending on the asset, management uses varying methods such as: (i) estimating future cash flows,
      (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate up or down significantly as a result of a number of factors including changes in the general economy of those markets in which the Operating Partnership operates and demand for residential apartment unit rentals. If management determines that impairment exists due to the inability to recover an asset's carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value. Management determined that no adjustments were required to carrying values during the three months ended March 31, 2003.

      Operating Results

      Background Information

      Baron Capital Trust (the "Registrant" or the "Trust"), a Delaware business trust, is the general partner of Baron Capital Properties, L.P. (the "Operating Partnership" or the "Partnership"), a Delaware limited partnership. The Trust and the Operating Partnership began operations in 1998. (The Trust, the Operating Partnership and Barcap Realty Services Group, Inc., a Delaware corporation that is the Trust's Taxable REIT Subsidiary ("Barcap"), are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. As the Operating Partnership's general partner, the Trust controls the activities of the Operating Partnership. The Operating Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. The Trust controls Barcap by virtue of owning all of its outstanding capital stock. As of the date of this Report, Barcap manages residential apartment properties totaling 1,322 units for third party owners, and shares personnel and space with the Operating Partnership.

      The Trust also owns the largest limited partnership interest in the Operating Partnership. As of August 1, 2003, the Trust owned 981,107 units of limited partnership interest ("Units") in the Operating Partnership (or approximately 29.7% of the then outstanding Units). Limited partners of the Operating Partnership (other than the Trust) hold Units that are convertible by them into common shares of beneficial interest in the Trust ("Trust Shares") on a one-for-one basis, subject to certain limitations. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership. The Trust, which like the Operating Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

      As of March 31, 2003, the Operating Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owned equity interests in 17 properties or phases of properties, consisting of 1,005 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Operating Partnership indirectly owned subordinated mortgage and other debt interests in properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties are located in Florida, three properties are located in Ohio and one property is located in Indiana. In April 2003, the Operating Partnership sold the property located in Indiana consisting of 72 units (see NOTE 4. SUBSEQUENT EVENT). This property had been identified and accounted for as an asset held for sale prior to the adoption of Statement of Financial Accounting Standards
      (SFAS) No. 144.

      Initiatives of New Management

      In the second half of 2000, the Board of Trustees of the Trust replaced former management. Since that time, the new management team appointed by the Board of Trustees has reviewed operations and implemented several initiatives to improve the operating results of the Operating Partnership's properties.

      For the three months ended March 31, 2003, the Company has achieved positive cash flow, but has not met the financial targets of its 12-month operating plan proposed by management and adopted by the Board of Trustees. The shortfall in financial results is primarily due to weak results in January, when layoffs of tourism workers in Florida, the Company's principal market, resulted in lower occupancies and higher default rates. Results improved after January, generally in line with the Company's operating plan.

      Management has continued to implement several cost saving measures, following the consolidation of its principal offices to Lakeland, Florida and the sale of certain of its properties, including initiation of refinancing of certain of its other properties and further reductions of management expenses.

      As part of the Company's ongoing operations, management identified three properties whose performance negatively impacted operating results and recommended the immediate disposition of these properties. Accordingly, in April 2001, the Operating Partnership sold its interests in the Glen Lake property, a 144-unit residential apartment property located in St. Petersburg, Florida; in September 2002, it sold its interests in the Stadium Club property, a 223-unit student apartment property located in Statesboro, Georgia; and in April 2003, it sold its interests in the Steeplechase Apartments property, a 72-unit residential apartment property located in Anderson, Indiana. The Operating Partnership sold the properties because the revenue from their operations did not cover operating expenses and they required substantial and frequent cash infusions. (See the Operating Partnership's 2002 Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission and
      NOTE 4. SUBSEQUENT EVENT in the financial statements accompanying this Report.)

      The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for the possible listing of Trust Shares on a recognized securities exchange. Additional size is also desirable to give the Trust and the Operating Partnership the operating margin necessary to support the professional management team necessary for ensuring an optimum level of performance and to cover the Company's expenses associated with being a public company, including legal, accounting and filing fees.

      The Operating Partnership has implemented the billing of tenants for their water usage at all locations where management believes such billing is possible. Barcap, the Trust's Taxable REIT Subsidiary, which reimburses the Operating Partnership for some of their shared administrative expenses, also has implemented an administrative fee on all third party property owners benefiting from the water billing program.

      As a result of the proven success of the Company's field management team and the Company's investment in residential apartment-oriented accounting software, Barcap has been successful in attracting and retaining a variety of fee management business from five outside property owners that controlled 1,467 apartment units at the end of the first quarter of 2003, and the growth of the outside management business remains an objective for the rest of 2003. During the first quarter of 2003, two properties consisting of 120 apartment units were added and the fee management arrangement on one property consisting of 83 apartment units was lost.

      In the second quarter of 2003, Barcap added two properties consisting of 128 apartment units, and has added one property consisting of 78 units so far in the third quarter. One fee management arrangement with a property consisting of 96 units was lost during the second quarter of 2003, due to the bankruptcy of the property.

      In October 2002, the Trustees of the Trust, together with management, adopted a strategy for the year ahead that includes:

      o     sustaining the level of financial performance achieved in 2002,

      o building a climate of trust with Trust shareholders and Operating Partnership unit holders, and

      o evaluating the current asset base to determine opportunities for additional value through property modernization.

      The Trust's Chief Executive Officer, under the direction of the Board of Trustees, also has held discussions with other companies in the real estate business concerning opportunities to consolidate operations, improve profitability, and take advantage of the Trust's public company status. These discussions are exploratory in nature and are at a preliminary stage.

      Management believes that the actions presently being taken provide the long-term opportunity to improve the Company's profitability and liquidity. Consistent with the philosophy of the Trust's Chief Executive Officer, a series of informal communications to registered Trust shareholders and Operating Partnership unit holders was begun in late 2000. The favorable response generated by these communications has resulted in management organizing a regular quarterly informal communication beginning in the second quarter of 2002 that has continued to the present.

      Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

      Rental revenues decreased by $97,630 from $1,362,470 for the three months ended March 31, 2002 to $1,264,840 for the three months ended March 31, 2003. The decrease in rental revenues was the result of the sale of the Stadium Club property in September 2002 and the general downturn in the U.S. economy, which has translated into a softer apartment rental market. Interest and other income decreased by $74,116 from $398,570 for the three months ended March 31, 2002 to $324,454 for the three months ended March 31, 2003. The decrease was primarily due to a substantial decrease in interest rates. Real Estate Expenses for the properties owned by the Partnership decreased by $167,338 from $1,511,948 for the three months ended March 31, 2002 to $1,344,610 for the three months ended March 31, 2003. The reduction in Real Estate Expenses was principally due to reduced repairs and maintenance resulting from a major repair program at the Dolphin Cove (formerly named Riverwalk) property in the three months ended March 31, 2002 that did not repeat in the three months ended March 31, 2003 and termination of the Stadium Club property expenses upon the sale of the property, partially offset by an increase in bad debt expense in the three months ended March 31, 2003. Administrative Expenses decreased by $44,326 from $413,934 for the three months ended March 31, 2002 to $369,608 for the three months ended March 31, 2003, primarily due to the absence in 2003 of the one-time costs incurred in 2002 to relocate the corporate office and pay severance to employees who did not relocate to Florida and lower compensation for officers and other personnel, partially offset by higher professional fees in the three months ended March 31, 2003. Other Expenses for the three months ended March 31, 2003 increased by $141,794, from income of $35,122 for the three months ended March 31, 2002 compared to expense of $106,672 for the three months ended March 31, 2003. The increase in expense is the result of an increase in the provision for loan losses on mortgage notes receivable compared to recoveries of loan losses in the prior year's quarter. The Trust's Net Loss for the three months ended March 31, 2003 was $60,234 compared to a Net Loss of $36,642 for the three months ended March 31, 2002. The difference of $23,592 is primarily attributable to lower interest income, resulting primarily from lower interest rates, and higher provision for loan losses, partially offset by the lower Real Estate and Administrative Expenses.

      Liquidity and Capital Resources

      Net Cash Provided by Operating Activities increased by $497,200 from $175,199 cash used in the three months ended March 31, 2002 to $322,001 cash provided in the three months ended March 31, 2003. The increase in Net Cash Provided by Operating Activities was principally due to the increase in accounts payable and accrued liabilities, and the increase in provision for loan losses, partially offset by the increase in other assets. Net Cash Used in Investing Activities increased $104,361 from $136,632 cash used in the three months ended March 31, 2002 to $240,993 cash used in the three months ended March 31, 2003. The increase was principally due to the additions to rental properties of $84,935 in the three months ended March 31, 2003 compared to none in the prior year's quarter. Net Cash Used in Financing Activities decreased by $4,668 from $64,291 cash used in the three months ended March 31, 2002 to $59,623 cash used in the three months ended March 31, 2003. The decrease was primarily due to the decrease in payments on mortgages, resulting from the sale of Stadium Club apartments.

      Other Developments

      Contingent Liabilities

      In 1998, former management caused the Trust to co-guarantee (together with Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust and the Partnership) a first mortgage construction loan secured by a residential apartment property referred to as Burgundy Hills Apartments under development in Florence, Kentucky (Cincinnati metropolitan area). The Trust, as guarantor, may have a contingent liability for the full outstanding amount of the loan, which as of October 1, 2001 was $6,478,000 (the latest verified information available).

      Burlington Residential, Ltd., the owner of the Burgundy Hills Apartments project formerly controlled by Mr. McGrath (the "Borrower"), defaulted on the first mortgage loan and a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the property, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

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

      Given the facts that Burgundy-Boone, LLC enforced its security interest and was awarded control of all equity interests in the Borrower and that Burgundy-Boone, LLC also owns the first mortgage loan and the mezzanine loan, management and legal counsel believe that it is not probable that the Trust's guaranty (described above) is still enforceable. However, due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty remains uncertain.

      Unresolved Issues with Founders and Former Management

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

      In the second and third quarter of 2002, the Trust and the Operating Partnership entered into separate settlement agreements with Gregory K. McGrath and Robert S. Geiger, the founders and former Chief Executive Officer and Chief Operating Officer of the Trust and the Operating Partnership, respectively. Pursuant to the agreements, each of them forfeited all 378,873 Operating Partnership Units he acquired and deposited into escrow in connection with the formation of the Trust and the Operating Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Dolphin Cove properties (and, in the case of Mr. McGrath, from an additional immaterial liability). The terms of the settlement agreements are subject to confidentiality agreements, but management believes the terms to be of substantial benefit to the Company. As a result of the agreements, neither Mr. McGrath nor Mr. Geiger has any further interest in either the Trust or the Operating Partnership. In addition, because the settlements reduced the number of Units outstanding by a total of 757,746 Units, current holders of Trust Shares and Units realized favorable accretion of net book value per share or unit on a pro rata basis. In connection with the settlements, the Trust and the Operating Partnership reversed $243,339 of accrued liabilities payable to affiliates of Mr. McGrath which were forgiven by the terms of the settlement agreements.

      In light of the foregoing, the Company has reviewed its accounting records to ascertain whether certain expenses charged by Mr. McGrath and Mr. Geiger to the Company during their tenure were incurred by them other than in connection with the performance of their duties to the Company and thus improperly reimbursed. Management has determined that some expenses were improperly reimbursed and negotiated a confidential settlement agreement with Wakul, Inc. in October 2002 for repayment for payroll and benefits shared between the Company and McGrath-controlled entities. To date, all agreed payments have been made. The Company continues to review other transactions to determine whether former management was involved in any other improper conduct. If the Company determines that any expenses were improperly reimbursed or that former management involved the Company in additional improper conduct, the Company will seek repayment or restitution from the respective party.

      Economic Concerns

      Four developments over the past two years are believed to have had a material impact on the performance of the Trust and the Operating Partnership.

      First and foremost is the substantial decrease in home mortgage interest rates, which has made home buying more affordable for a larger segment of the population, including many of the Company's traditional renters. New renters, especially in the Florida market, which has experienced a preponderance of new immigrants over the past 10 years, have a tendency to be more transient and less creditworthy. Occupancies and collections have been impacted for the last 18 months, and although they have improved recently, management does not anticipate any significant further improvement in the near term.

      The second development is the increasing lack of confidence of investors in the public securities markets due to recent well-publicized events at Enron Corp., Arthur Andersen, Adelphia Communications, Global Crossing, Tyco, and WorldCom Inc. This development will continue to hamper, for the foreseeable future, companies' access to the public markets and financial institutions for capital, which the Company seeks to enable it to grow.

      The third development is the increased aging of the Company's asset base, which has the potential to become functionally obsolete when compared to newer amenity-rich competitive developments.

      The fourth development is increasing competition in the housing markets where the Company has traditionally enjoyed strong market share, particularly in the Company's operations in the metropolitan Florida markets. The greater competitive forces are due to the general overbuilding of certain tax-financed competitive apartment properties and strong sales of single-family homes driven by current low interest rates that have reached 45-year lows and are expected to remain at relatively low levels for the foreseeable future.

      An overriding concern arises out of the horrible events of September 11, 2001 and the related military actions in Afghanistan and Iraq. While management continues to believe it is still too early to understand how deeply these events will impact the confidence of Americans and their way of life, they are likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates and less tourism in Florida, which will reduce the number of potential customers for the Company's properties in Florida.

Item 3. Controls and Procedures

      The Trust maintains disclosure controls and procedures that are designed to ensure: (1) that information required to be disclosed by it in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and regulations, and (2) that this information is accumulated and communicated to the Trust's management, including its Chief Executive Officer and Vice President-Accounting (principal accounting and financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

      As of March 31, 2003, under the supervision and review of the Trust's Chief Executive Officer and Vice President-Accounting, the Trust conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on that evaluation, its Chief Executive Officer and Vice President-Accounting concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Trust (including its consolidated subsidiaries) that is required to be included in its periodic reports to the SEC.

      In addition, during the first quarter of 2003 there have been no significant changes in the Trust's disclosure controls and procedures that could significantly affect those controls. Also, there has been no significant change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting other than implementation of additional controls to segregate responsibilities related to expenditures of cash, following the departure of the Trust's former Chief Financial Officer. These additional controls were implemented within the 90-day period preceding the date of this Report. The Trust cannot assure, however, that its system of disclosure controls and procedures and internal control over financial reporting will always achieve its stated goals under all future conditions, no matter how remote.

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

      In July 2003, the Trust was dismissed from an action, Net Knowledge Technologies LLC d/b/a NK Soft.com Corporation v. Rapid Transmit Technologies, Inc. a/k/a Wakul, Inc. and Baron Capital V, Inc. f/k/a Baron Capital Trust, brought in the District Court of Dallas County, Texas in September 2002. In the action, the plaintiff, a website development service company, had alleged that the Trust was obligated to pay for services performed by the plaintiff for Wakul, Inc. (controlled by Mr. McGrath) to assist Wakul, Inc. in the development of an Internet system to be provided to the Trust and other companies engaged in the business of owning and managing multi-family apartment properties. The Trust was dismissed from the action without prejudice on the grounds that plaintiff failed to present evidence that the Trust was a party to the transaction, that the Trust is a successor to or an affiliate of Wakul, Inc. and liable for its obligations, or that the Trust performed any actions in or directed at Texas that might subject it to the jurisdiction of Texas courts. The plaintiff has the right to appeal the decision or to file suit against the Trust in Florida or any other state where it can prove minimum contacts with the forum state.

Item 2. Changes in Securities

      Not Applicable.

Item 3. Defaults upon Senior Securities

      There were no defaults upon senior securities of the Trust in the first quarter of 2003 that remain uncured as of March 31, 2003.

      See also "Other Developments" under Item 2 of Part I of this Report for a description of a contingent liability of the Trust relating to the Burgundy Hills Apartments project, which description is incorporated into and constitutes a part of this item.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)

          Exhibit       Description
          -------       -----------

            3.1* Certificate of Business Trust Registration of the Registrant (incorporated herein by reference to Exhibit
                        3.1 to the Form SB-2 Registration Statement of the Registrant filed with the Securities and Exchange Commission on September 5,1997).

            3.2* Amended and Restated Declaration of Trust of the Registrant made as of April 25, 2002 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 6, 2002).

            3.3* Form of bylaws of the Registrant (incorporated herein by reference to Exhibit 3.3 to Amendment No. 3 to the Form SB-2 Registration Statement of the Registrant filed with the Securities and Exchange Commission on May 15, 1998).

            20* Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 on Form 10-KSB of the Registrant (incorporated herein by reference to such Annual Report filed with the Securities and Exchange Commission on May 29, 2003 (Registration No. 333-35063)).

            31.1        Rule 13a-14(a)/15d-14(a) Certification.

            31.2        Rule 13a-14(a)/15d-14(a) Certification.

            32.1 Certification pursuant to Rule 13a-14(b)/15d-14(b) and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification pursuant to Rule 13a-14(b)/15d-14(b) and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     Previously filed.

      (b)   Reports on Form 8-K:

            The Trust filed a Form 8-K/A with the Securities and Exchange Commission ("SEC") on January 14, 2003, as requested by the SEC, to use the specific language provided in Item 304(a) of Regulation S-B relating to the Trust's Form 8-K filed with the SEC on December 27, 2002 to disclose the dismissal of Rachlin Cohen & Holtz LLP as the Trust's independent public accountant and the engagement of KPMG LLP to serve as the Trust's certified public accountants in respect of its annual audit for the calendar year 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2003

                                             BARON CAPITAL TRUST


                                             By: /s/ Robert L. Astorino
                                                 ----------------------
                                                 Robert L. Astorino
                                                 Chief Executive Officer


                                             By: /s/  J. Stephen Miller
                                                 ----------------------
                                                 J. Stephen Miller
                                                 Vice President-Accounting