Form 10QSB
period 2003-06-30
BARON CAPITAL TRUST
filed 2003-11-12
CIK 1045550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
   |X|         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      See following pages.

                               BARON CAPITAL TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                      June 30,      December 31,
                                                                        2003            2002
                                                                    ------------    ------------
                                   ASSETS
Rental Properties:
   Land                                                             $  4,986,900    $  4,986,900
   Rental property held for sale (Note 4)                                     --       1,533,503
   Buildings and Improvements                                         24,451,373      24,353,960
                                                                    ------------    ------------
                                                                      29,438,273      30,874,363
   Less accumulated depreciation                                       4,743,441       4,279,172
                                                                    ------------    ------------
                                                                      24,694,832      26,595,191

Cash and cash equivalents                                                866,449       1,027,970
Restricted cash                                                          494,928         242,169
Receivables from affiliates                                            5,428,300       5,418,909
Other property and equipment                                              22,559          45,277
Other assets                                                             625,127         662,520
                                                                    ------------    ------------
                                                                    $ 32,132,195    $ 33,992,036
                                                                    ============    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgages payable                                                $ 19,592,232    $ 19,753,903
   Mortgages payable - rental property held for sale (Note 4)                 --       1,486,736
   Accounts payable and accrued liabilities                              555,071         260,696
   Notes payable                                                         632,806         613,080
   Payables to affiliates (Note 5)                                     2,437,311       2,384,894
   Security deposits                                                     199,650         197,168
                                                                    ------------    ------------
         Total liabilities                                            23,417,070      24,696,477
                                                                    ------------    ------------

   Minority interest in consolidated partnerships                        356,601         342,405
   Interests of exchangeable partnership units                         5,916,556       6,294,526

Commitments and contingencies (Note 2)

Shareholders' Equity:
   Common shares of beneficial interest, no par value; 25,000,000
      shares authorized; 981,107 shares issued and outstanding        11,526,562      11,520,206
   Accumulated deficit                                                (8,675,993)     (8,519,071)
   Distributions                                                        (408,601)       (342,507)
                                                                    ------------    ------------
         Total shareholders' equity                                    2,441,968       2,658,628
                                                                    ------------    ------------
                                                                    $ 32,132,195    $ 33,992,036
                                                                    ============    ============

                 See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                           For the Three Months Ended         For the Six Months Ended
                                                                    June 30,                          June 30,
                                                                    --------                          --------
                                                                2003           2002              2003           2002
                                                                ----           ----              ----           ----
Revenues:
   Rentals                                                  $ 1,212,116    $ 1,358,445       $ 2,476,956    $ 2,720,915
   Interest and other income                                    346,176        368,042           670,630        766,612
                                                            -----------    -----------       -----------    -----------
       Total Revenues                                         1,558,292      1,726,487         3,147,586      3,487,527
                                                            -----------    -----------       -----------    -----------

Real Estate Expenses:
   Depreciation                                                 274,997        210,235           545,794        474,063
   Amortization of loan costs                                    22,009         23,408            47,833         46,817
   Interest                                                     462,047        507,160           919,933        971,267
   Repairs and maintenance                                       85,662        226,092           176,488        450,676
   Personnel                                                    186,020        194,869           351,859        373,712
   Property taxes                                               106,972        115,962           220,172        230,742
   Property insurance                                            37,433         39,284            78,086         78,569
   Utilities                                                     89,089        105,986           188,638        209,416
   Other                                                         77,985         71,662           158,021        171,344
                                                            -----------    -----------       -----------    -----------
       Total Real Estate Expenses                             1,342,214      1,494,658         2,686,824      3,006,606
                                                            -----------    -----------       -----------    -----------

Administrative Expenses:
   Personnel, including officer's compensation                  188,468         76,965           376,472        201,555
   Professional services                                         93,059        126,208           164,108        172,778
   Other                                                        103,984        284,891           214,539        527,665
                                                            -----------    -----------       -----------    -----------
       Total Administrative Expenses                            385,511        488,064           755,119        901,998
                                                            -----------    -----------       -----------    -----------

Other (Income) Expenses:
   Provision (recovery) for loan losses                          43,785        129,501           150,457         94,379
   Loss on sale of property                                      69,526             --            69,526             --
                                                            -----------    -----------       -----------    -----------
       Total Other Expenses                                     113,311        129,501           219,983         94,379
                                                            -----------    -----------       -----------    -----------

Loss Before Other Interests                                    (282,744)      (385,736)         (514,340)      (515,456)
                                                            -----------    -----------       -----------    -----------

   Minority interests of limited partners                        (9,203)          (638)          (14,196)        (1,276)
   Interests of exchangeable partnership units                  205,245        288,185           371,614        380,625
                                                            -----------    -----------       -----------    -----------

Net Loss                                                    $   (86,702)   $   (98,189)      $  (156,922)   $  (136,107)
                                                            ===========    ===========       ===========    ===========

Loss Per Share - Basic and Diluted :
   Net Loss                                                 $     (0.09)   $     (0.10)      $     (0.16)   $     (0.14)
                                                            ===========    ===========       ===========    ===========

Weighted Average Number of Common Shares Outstanding            981,107        977,159           981,016        973,590
                                                            ===========    ===========       ===========    ===========

                 See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                            2003           2002
                                                                        -----------    -----------
Cash Flows from Operating Activities:
   Net Loss                                                             $  (156,922)   $  (136,107)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Minority interests of limited partners                              14,196          1,276
         Depreciation                                                       568,956        501,979
         Provision for (recovery of) loan losses                            150,457         94,379
         Amortization of loan costs                                          47,833         46,817
         Loss on Disposal of Assets                                          69,526             --
         Interests in exchangeable partnership units                       (371,614)      (380,625)
         Changes in operating assets and liabilities:
            Increase (decrease) in operating assets:
               Other assets                                                 (20,270)      (209,775)
            Increase (decrease) in operating liabilities:
               Accounts payable and accrued liabilities                     294,375        (29,456)
               Security deposits                                             13,568         24,404
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities       610,105        (87,108)
                                                                        -----------    -----------

Cash Flows from Investing Activities:
   Proceeds from sale of rental property held for sale                      994,459             --
   Additions to rental properties                                           (97,412)            --
   Purchases (sale) of other property and equipment                            (444)         7,285
   (Advances to) collections from affiliates                               (159,848)       (66,492)
   Increase in restricted cash                                             (252,759)      (268,529)
                                                                        -----------    -----------
                  Net cash provided by (used in) investing activities       483,996       (327,736)
                                                                        -----------    -----------

Cash Flows from Financing Activities:
   Distributions paid to shareholders                                       (66,094)            --
   Payments on mortgages payable                                         (1,261,671)      (179,060)
   Proceeds from notes payable                                               19,726         42,771
   Increase in payables to affiliate, net                                    52,417         98,244
                                                                        -----------    -----------
                  Net cash used in financing activities                  (1,255,622)       (38,045)
                                                                        -----------    -----------

Net (Decrease) in Cash and Cash Equivalents                                (161,521)      (452,889)

Cash and Cash Equivalents, Beginning                                      1,027,970      1,426,375
                                                                        -----------    -----------

Cash and Cash Equivalents, Ending                                       $   866,449    $   973,486
                                                                        ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                            $   835,204    $   844,584
                                                                        ===========    ===========

                 See notes to consolidated financial statements.

                               BARON CAPITAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Baron Capital Trust (the "Trust"), a Delaware business trust, is the general partner of Baron Capital Properties L.P. (the "Partnership" or the "Operating Partnership"), a Delaware limited partnership. The Trust owns all of the outstanding capital stock of Barcap Realty Services Group, Inc., a Delaware corporation that is the Trust's Taxable REIT Subsidiary ("Barcap"). (The Trust, the Partnership and Barcap are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. As the Partnership's general partner, the Trust controls the activities of the Partnership. The Trust controls the operations of Barcap by virtue of owning all of its outstanding capital stock. The Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. As of June 30, 2003, Barcap managed residential apartment properties totaling 1,499 units for third party owners, and shared personnel and space with the Partnership.

      The Trust also owns the largest limited partnership interest in the Partnership. As of June 30, 2003, the Trust owned a total of 981,107 units of limited partnership interest ("Units") in the Partnership (or approximately 29.7% of the then outstanding Units). Holders of Units (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time on a one-for-one basis for an equivalent number of Common Shares of the Trust, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Partnership. The Trust, which like the Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

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

      The accompanying consolidated financial statements include the accounts of the Trust, Barcap, and the Partnership, which controlled 20 limited partnerships that at June 30, 2003 had a direct or indirect equity and/or debt interest in 26 apartment communities.

      All significant intercompany transactions and balances have been eliminated in consolidation.

      The Trust commenced operations on February 3, 1998, at which time it received its initial capital contribution.

      As of June 30, 2003, the Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owned equity interests in 16 properties or phases of properties, consisting of 933 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Partnership indirectly owned subordinated mortgage and other debt interests in 11 properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties are located in Florida and three properties are located in Ohio. In April 2003, the Partnership sold a property located in Anderson, Indiana consisting of 72 units (see NOTE 4. SALE OF RENTAL PROPERTY HELD FOR SALE), which had been identified and accounted for as an asset held for sale prior to the Partnership's adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards ("SFAS") No. 144.

      Basis of Presentation

      The unaudited consolidated balance sheet as of June 30, 2003, and the related unaudited consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Trust. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Trust's financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB.

      Certain reclassifications have been made to the three and six month periods ended June 30, 2002 condensed financial statements in order to conform to the 2003 presentation.

      The Trust previously restated its 2002 financial statements to allocate a portion of its net loss for the year ended December 31, 2002 to interests of exchangeable partnership units (see NOTE 2 to the financial statements included in the Trust's 2002 Annual Report filed on Form 10-KSB). Accordingly, $288,185 and $380,625 of the Trust's previously reported net loss for the three and six months ended June 30, 2002 has been correspondingly allocated to interests of exchangeable partnership units. For the Trust's 2002 quarterly reporting, loss per share was previously computed and presented assuming that exchangeable partnership units represented additional weighted average common shares outstanding.

      Receivables from Affiliates

      Receivables from affiliates are comprised mainly of second mortgages, and accrued interest thereon, whose timing and ultimate repayment is subject to the performance of the underlying property. Also included are other receivables comprised of notes, lines of credit and advances receivable.

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

      Rental Properties and Depreciation

      Rental properties include residential apartment properties, which are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and improvements are capitalized and depreciated over their estimated useful lives.

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

      The Partnership's properties have operations and cash flows that can be clearly distinguished from the rest of the Partnership. Property dispositions which are newly initiated after January 1, 2002 will be reported in discontinued operations provided the operations from such properties are eliminated from the ongoing operations of the Partnership and the Partnership will not have any continuing involvement after disposition.

      Management evaluates its investment properties annually to assess whether any impairment indicators are present. If any such investment property is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

      Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities that do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity's expected losses, receives a majority of its expected residual returns, or both. The Trust is evaluating the potential impact of implementing and adopting FIN 46.

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

      Mortgages Payable

      The Trust controls the Partnership, which (through ownership of all or substantially all of the equity interests in single-purpose limited partnerships) owns equity interests in 16 residential apartment properties. Each property has a mortgage obligation that is secured by such property. The Trust believes that the Partnership's subsidiary partnerships are in substantial compliance with the repayment and other terms of the mortgage loans, although several of the loans may be deemed to be in technical default due to the failure of the partnerships to notify their lenders of a change in the managing agent of the underlying properties and the failure to obtain the prior approval of the lenders to the assignment by Mr. McGrath to the Trust of the equity interests in the corporate general partners of certain partnerships acquired by the Partnership, in which case the lenders may be deemed entitled to accelerate the payment of the loans. Management and its legal counsel believe the probability of payment acceleration because of such technical matters is remote.

      In addition, certain subordinated loans receivable and/or payable by partnerships controlled by the Partnership may be deemed to violate covenants in respect of related first mortgage loans. Although the Trust believes that steps the partnerships are taking will minimize this risk, its property investments could be materially affected if one or more first mortgage lenders determine to exercise their rights to accelerate payment of such loans due to such violations.

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

      Basic net loss per share equals net loss divided by the weighted average shares outstanding during the period. The computation of diluted net loss per share that includes dilutive common share equivalents in the weighted average shares outstanding has not been presented, as it is anti-dilutive for the three and six months ended June 30, 2003 and 2002.

      The components used in calculating basic net loss per share are as follows:

                                                                   Weighted          Loss
                                                  Net Loss      Average Shares     Per Share
                                                -------------   --------------   -------------
          For the three months ended June 30:
            2003                                $     (86,702)         981,107   $       (0.09)
                                                =============    =============   =============
            2002                                $     (98,189)         977,159   $       (0.10)
                                                =============    =============   =============

          For the six months ended June 30:
            2003                                $    (156,922)         981,016   $       (0.16)
                                                =============    =============   =============
            2002                                $    (136,107)         973,590   $       (0.14)
                                                =============    =============   =============

NOTE 4.  SALE OF RENTAL PROPERTY HELD FOR SALE

      On April 25, 2003, the Operating Partnership sold its equity interest in Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana. The decision to sell Steeplechase was based on the property's lack of performance and its continuing need for cash to operate.

      The purchase price received from the sale of the property, net of closing costs and other adjustments was approximately $994,000. Various other assets and liabilities related to the property were also settled at closing. The Operating Partnership settled the remaining mortgage balance due of approximately $1,487,000 for $1,100,000 in cash, with the mortgage lender forgiving the difference.

      The sale resulted in a net loss of $69,526. In its 2002 Annual Report on Form 10-KSB, the Trust had disclosed as a subsequent event a gain on the sale of approximately $80,000, which did not include closing costs and final adjustments for property taxes and prepaid expenses. The Trust has determined that the previously reported gain was in error, and that the loss realized on the sale of Steeplechase should have been recorded as an impairment loss in 2002. The error resulted in an understatement of net loss for the Trust for 2002 by $20,642, net of interests in exchangeable partnership units. The Trust does not believe that this error is material to 2002 operations nor will it be material to 2003 operations. If the impairment loss had been recorded in 2002, net loss for the three and six months ended June 30, 2003 would have been $66,060 and $136,280 respectively.

      The results of operations of Steeplechase for the three and six months ended June 30, 2003 were as follows:

                                     Three Months       Six Months
                                         Ended             Ended
                                     June 30, 2003     June 30, 2003
                                     -------------     -------------

        Rental and other income        $  19,229         $  91,300
        Expenses                          29,962           116,644
                                       ---------         ---------

        Net Loss                       $ (10,733)        $ (25,344)
                                       =========         =========

NOTE 5. SUBSEQUENT EVENTS

      Sigma Renaissance Corporation ("Sigma Renaissance"), a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust, controls certain real estate investment partnerships that as of June 30, 2003 were owed a total of approximately $2,437,000 (comprised of approximately $1,651,000 of principal and $786,000 of accrued unpaid interest) on second mortgage loans made to certain limited partnerships controlled by the Operating Partnership. Such amounts are included as payables to affiliates in the accompanying consolidated balance sheets. Affiliates of Sigma Renaissance originally sponsored two of the creditor partnerships. Affiliates of Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust and the Operating Partnership, originally sponsored the other creditor partnerships. In September 2001, Mr. McGrath caused his affiliates to assign all their general partnership interests in such partnerships to Sigma Renaissance. The limited partners in all the creditor partnerships retained their original limited partnership interests in such partnerships. The loans are currently in default, and, by letter dated October 14, 2003, Sigma Renaissance, on behalf of the creditor partnerships, notified the Trust's counsel that they were exercising their rights to accelerate payment of the entire principal amount of the loans and accrued and unpaid interest thereon. Subsequently, Sigma Renaissance, on behalf of the creditor partnerships, agreed to forebear from exercising such rights through November 2003 to allow Sigma Renaissance, the Trust, the Operating Partnership, the creditor partnerships and the debtor partnerships to attempt to negotiate terms and conditions of a mutually acceptable restructuring of the loans.

      Certain additional transactions involving the Trust, the Operating Partnership, limited partnerships controlled by the Operating Partnership, and affiliates of Sigma Renaissance are described in Items 9-12 of Part III of the Trust's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

      By letter dated October 17, 2003, the State of Florida Financial Services Commission, Office of Financial Regulation, Bureau of Securities (the "Florida Commission"), requested that the Trust provide to it copies of certain records in its possession relating to: (i) the forensic audit prepared on behalf of the Trust as to certain transactions involving Gregory K. McGrath and Robert S.

      Geiger, the founders and former executive officers of the Trust and the Operating Partnership, during their tenure as management; (ii) expense accounts and other accounts controlled by Mr. McGrath and Mr. Geiger during their tenure as management; (iii) minutes of the Audit Committee of the Trust's Board of Trustees; (iv) the due diligence analysis conducted by Sigma Financial Corporation ("Sigma") and Mr. Rydell, a principal of Sigma, in connection with Sigma's underwriting of the Trust and the limited partnerships acquired by the Operating Partnership in connection with its exchange offering completed in April 2000; and (v) communications to, from and between Mr. McGrath and Mr. Rydell concerning the Trust or the Operating Partnership. The Trust intends to cooperate fully with the Florida Commission's document request.

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the Consolidated Financial Statements of Baron Capital Trust (the "Registrant" or the "Trust ") and Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

      Forward-looking Statements

      This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Trust's and the Operating Partnership's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in the Management's Discussion and Analysis or Plan of Operation section of this Report, as well as those discussed elsewhere in this Report and from time to time in the Trust's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report apply only as of the date on which they are made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Trust does update one or more forward-looking statements, investors and others should not conclude that the Trust will make additional updates with respect thereto or with respect to other forward-looking statements.

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

      The Trust's long-lived assets, primarily interests in real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used in determining whether impairment exists. Depending on the asset, management uses varying methods such as: (i) estimating future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate up or down significantly as a result of a number of factors including changes in the general economy of those markets in which the Operating Partnership operates and demand for residential apartment unit rentals. If management determines that impairment exists due to the inability to recover an asset's carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value. Management determined that no adjustments were required to carrying values during the three months ended June 30, 2003.

      Operating Results

      Background Information

      Baron Capital Trust (the "Registrant" or the "Trust"), a Delaware business trust, is the general partner of Baron Capital Properties, L.P. (the "Operating Partnership" or the "Partnership"), a Delaware limited partnership. The Trust and the Operating Partnership began operations in 1998. (The Trust, the Operating Partnership and Barcap Realty Services Group, Inc., a Delaware corporation that is the Trust's Taxable REIT Subsidiary ("Barcap"), are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. As the Operating Partnership's general partner, the Trust controls the activities of the Operating Partnership. The Operating Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. The Trust controls Barcap by virtue of owning all of its outstanding capital stock. As of October 1, 2003, Barcap manages residential apartment properties totaling 1,577 units for third party owners, and shares personnel and space with the Operating Partnership.

      The Trust also owns the largest limited partnership interest in the Operating Partnership. As of October 1, 2003, the Trust owned 983,327 units of limited partnership interest ("Units") in the Operating Partnership (or approximately 29.8% of the then outstanding Units). Limited partners of the Operating Partnership (other than the Trust) hold Units that are convertible by them into common shares of beneficial interest in the Trust ("Trust Shares") on a one-for-one basis, subject to certain limitations. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership. The Trust, which like the Operating Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

      As of June 30, 2003, the Operating Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owned equity interests in 16 properties or phases of properties, consisting of 933 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Operating Partnership indirectly owned subordinated mortgage and other debt interests in 11 properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties are located in Florida and three properties are located in Ohio. In April 2003, the Operating Partnership sold a property located in Indiana consisting of 72 units (see NOTE 4. SALE OF RENTAL PROPERTY HELD FOR SALE in the financial statements accompanying this Report). This property had been identified and accounted for as an asset held for sale prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 144.

      Initiatives of New Management

      In the second half of 2000, the Board of Trustees of the Trust replaced former management. Since that time, the new management team appointed by the Board of Trustees has reviewed operations and implemented several initiatives to improve the operating results of the Operating Partnership's properties.

      For the six months ended June 30, 2003, the Company has achieved positive operating cash flow, but has not met the financial targets of its 12-month operating plan proposed by management and adopted by the Board of Trustees. The shortfall in financial results continues to be driven primarily by weak results in Florida tourism and service sectors, which are the Company's principal markets. Although the situation has shown modest improvement since the first quarter, the Company does not envision a recovery through the balance of this year.

      Management has continued to implement several cost saving measures, following the consolidation of its principal offices to Lakeland, Florida and the sale of certain of its properties, including initiation of refinancing other properties and continued reduction of overhead.

      As part of the Company's ongoing operations, management identified three properties whose performance negatively impacted operating results and recommended the immediate disposition of these properties. Accordingly, in April 2001, the Operating Partnership sold its interests in the Glen Lake property, a 144-unit residential apartment property located in St. Petersburg, Florida; in September 2002, it sold its interests in the Stadium Club property, a 223-unit student apartment property located in Statesboro, Georgia; and in April 2003, it sold its interests in the Steeplechase Apartments property, a 72-unit residential apartment property located in Anderson, Indiana. The Operating Partnership sold the properties because the revenue from their operations did not cover operating expenses and they required substantial and frequent cash infusions. (See the Operating Partnership's 2002 Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission and
      NOTE 4. SALE OF RENTAL PROPERTY HELD FOR SALE in the financial statements accompanying this Report.)

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

      The Operating Partnership has implemented the billing of tenants for their water usage at all locations where management believes such billing is possible. Barcap, the Trust's Taxable REIT Subsidiary, which reimburses the Operating Partnership for some of their shared administrative expenses, also has implemented an administrative fee on all third party property owners benefiting from the water billing program. Management anticipates completing an overhaul of the administrative billing software shortly, which also could yield modest cost reductions.

      As a result of the proven success of the Company's field management team and the Company's investment in residential apartment-oriented accounting software, Barcap has been successful in attracting and retaining a variety of fee management business from six outside property owners that controlled 1,499 apartment units at the end of the second quarter of 2003, and the growth of the outside management business remains an objective for the rest of 2003.

      During the second quarter of 2003, Barcap added two properties consisting of 128 apartment units, and has added one property consisting of 78 units so far in the third quarter. One fee management arrangement with a third-party property consisting of 96 units was lost during the second quarter of 2003, due to the foreclosure on the owner of the property.

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

      The Company's Chief Executive Officer, under the direction of the Board of Trustees, also has held discussions with other companies in the real estate business concerning opportunities to consolidate operations, improve profitability, and take advantage of the

      Trust's public company status. These discussions are exploratory in nature and are at a preliminary stage.

      Management believes that the actions presently being taken provide the long-term opportunity to improve the Company's profitability and liquidity. Consistent with the philosophy of the Company's Chief Executive Officer, a series of informal communications to registered Trust shareholders and Operating Partnership unit holders was begun in late 2000. The favorable response generated by these communications has resulted in management organizing a regular quarterly informal communication beginning in the second quarter of 2002 that has continued to the present.

      Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

      Rental revenues decreased by $146,329 from $1,358,445 for the three months ended June 30, 2002 to $1,212,116 for the three months ended June 30, 2003. The decrease in rental revenues was the result of the sale of the Stadium Club property in September 2002, the sale of the Steeplechase property in April 2003 and the general downturn in the U.S. economy, which has translated into a softer apartment rental market. Interest and other income decreased by $21,866 from $368,042 for the three months ended June 30, 2002 to $346,176 for the three months ended June 30, 2003. The decrease was primarily due to a substantial decrease in interest rates. Real Estate Expenses for the properties owned by the Partnership decreased by $152,444 from $1,494,658 for the three months ended June 30, 2002 to $1,342,214 for the three months ended June 30, 2003. The reduction in Real Estate Expenses was principally due to reduced repairs and maintenance following completion of the repairs at the Dolphin Cove (formerly named Riverwalk), Crystal Court and Laurel Oaks properties in the second quarter of 2002 and to elimination of the Stadium Club and Steeplechase property expenses upon the sales of the properties, partially offset by an increase in depreciation expense in the three months ended June 30, 2003. Administrative Expenses decreased by $102,553 from $488,064 for the three months ended June 30, 2002 to $385,511 for the three months ended June 30, 2003, primarily due to reduced expenditures for professional services and other administrative expenses in the three months ended June 30, 2003. Other Expenses for the three months ended June 30, 2003 decreased by $16,190, from $129,501 for the three months ended June 30, 2002 to $113,311 for the three months ended June 30, 2003. The decrease in expense is the result of a $85,716 decrease in the provision for loan losses on mortgage notes receivable, partially offset by the loss on sale of the Steeplechase property. The Trust's Net Loss for the three months ended June 30, 2003 was $86,702 compared to a Net Loss of $98,189 for the three months ended June 30, 2002. The difference of $11,487 is primarily attributable to lower Real Estate and Administrative Expenses, partially offset by lower revenues in the three months ended June 30, 2003.

      Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

      Rental revenues decreased by $243,959 from $2,720,915 for the six months ended June 30, 2002 to $2,476,956 for the six months ended June 30, 2003. The decrease in rental revenues was the result of the sale of the Stadium Club property in September 2002, the sale of the Steeplechase property in April 2003 and the general downturn in the U.S. economy, which has translated into a softer apartment rental market. Interest and other income decreased by $95,982 from $766,612 for the six months ended June 30, 2002 to $670,630 for the six months ended June 30, 2003. The decrease was primarily due to a substantial decrease in interest rates. Real Estate Expenses for the properties owned by the Partnership decreased by $319,782 from $3,006,606 for the six months ended June 30, 2002 to $2,686,824 for the six months ended June 30, 2003. The reduction in Real Estate Expenses was principally due to reduced repairs and maintenance following completion of the repairs at the Dolphin Cove (formerly named Riverwalk), Crystal Court and Laurel Oaks properties in the second quarter of 2002 and to elimination of the Stadium Club and Steeplechase property expenses upon the sale of the properties, partially offset by an increase in depreciation expense in the six months ended June 30, 2003. Administrative Expenses decreased by $146,879 from $901,998 for the six months ended June 30, 2002 to $755,119 for the six months ended June 30, 2003, primarily due to reduced expenditures for professional services and other administrative expenses in the six months ended June 30, 2003. Other Expenses for the six months ended June 30, 2003 increased by $125,604, from $94,379 for the six months ended June 30, 2002 to $219,983 for the six months ended June 30, 2003. The increase in expense is the result of an increase in the provision for loan losses on mortgage notes receivable and the loss on sale of the Steeplechase property compared to the lower loan losses in the prior year's six-month period. The Trust's Net Loss for the six months ended June 30, 2003 was $156,922 compared to a Net Loss of $136,107 for the six months ended June 30, 2002. The difference of $20,815 is primarily attributable to lower revenues and to the increase in Other Expenses, partially offset by the reduction of Real Estate Expenses and Administrative Expenses in the six months ended June 30, 2003.

      Liquidity and Capital Resources

      Net Cash Provided by (Used in) Operating Activities increased by $697,213 from $87,108 cash used in the six months ended June 30, 2002 to $610,105 cash provided in the six months ended June 30, 2003. The increase in Net Cash Provided by Operating Activities was principally due to the increase in accounts payable and accrued liabilities and a smaller increase in other assets. Net Cash Provided by (Used In) Investing Activities increased $811,732 from $327,236 cash used in the six months ended June 30, 2002 to $483,996 cash provided in the six months ended June 30, 2003. The increase was principally due to the sale of the Steeplechase property, partially offset by improvements to rental apartments of $97,412 compared to no improvements to rental apartments in the prior year's six-month period, and an increase of $93,356 in advances to affiliates in the six months ended June 30, 2003. Net Cash Used in Financing Activities increased by $1,217,577 from $38,045 cash used in the six months ended June 30, 2002 to

      $1,255,622 cash used in the six months ended June 30, 2003. The increase was primarily due to settlement of the mortgage on the Steeplechase property and the distribution to shareholders of the Trust and general and limited partners of the Operating Partnership paid during the three months ended June 30, 2003.

      Management believes that the Trust and the Operating Partnership have the ability to satisfy their cash requirements for the existing properties for the foreseeable future. However, management also believes that it will be necessary to raise additional capital during the next 12 months to provide funds for acquisitions that will be needed to achieve an efficient size, which will meet management's revenue and cash flow goals. The Operating Partnership is presently negotiating the refinancing of first mortgages on several properties for which prepayment penalties and other restrictions have recently expired or will soon expire. These refinancings will significantly reduce interest rates and debt service costs for the affected properties, but are not expected to provide any additional cash proceeds from the loans to the limited partnerships owned by the Operating Partnership. Refinancing of two properties is expected to close during the fourth quarter of 2003. Refinancing of an additional four properties is expected to close by the end of the first quarter of 2004.

      See the first paragraph under Note 5. SUBSEQUENT EVENTS in the financial statements accompanying this Report for a description of certain non-performing second mortgage loans payable by limited partnerships controlled by the Operating Partnership to limited partnerships affiliated with Jerome S. Rydell, a Trustee of the Trust.

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

      In the second and third quarter of 2002, the Trust and the Operating Partnership entered into separate settlement agreements with Gregory K. McGrath and Robert S. Geiger, the founders and former Chief Executive Officer and Chief Operating Officer of the Trust and the Operating Partnership, respectively. Pursuant to the agreements, each of them forfeited all 378,873 Operating Partnership Units he acquired and deposited into escrow in connection with the formation of the Trust and the Operating Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Dolphin Cove properties (and, in the case of Mr. McGrath, from an additional immaterial liability). The terms of the settlement agreements are subject to confidentiality agreements, but management believes the terms to be of substantial benefit to the Company. As a result of the agreements, neither Mr. McGrath nor Mr. Geiger has any further interest in either the Trust or the Operating Partnership. In addition, because the settlements reduced the number of Units outstanding by a total of 757,746 Units, current holders of Units realized favorable accretion of net book value per unit on a pro rata basis. In connection with the settlements, the Operating Partnership reversed $243,339 of accrued liabilities payable to affiliates of Mr. McGrath which were forgiven by the terms of the settlement agreements.

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

      See the third paragraph under NOTE 5. SUBSEQUENT EVENTS in the financial statements accompanying this Report for a description of the recent request by the State of Florida Financial Services Commission, Office of Financial Regulation, Bureau of Securities, for copies of certain records in the Company's possession relating to prior management.

      Economic Concerns

      Four developments over the past two years are believed to have had a material impact on the performance of the Trust and the Operating Partnership.

      First and foremost is the substantial decrease in home mortgage interest rates, which has made home buying more affordable for a larger segment of the population, including many of the Company's traditional renters. New renters, especially in the Florida market, which has experienced a preponderance of new immigrants over the past 10 years, have a tendency to be more transient and less creditworthy. Occupancies and collections have been impacted for the last 21 months, and although they have improved recently, management does not anticipate any significant further improvement in the near term.

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

      The third development is the increased aging of the Company's asset base, which has the potential to become functionally obsolete when compared to newer amenity-rich competitive apartment properties.

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

Item 3. Controls and Procedures

      The Trust maintains disclosure controls and procedures that are designed to ensure: (1) that information required to be disclosed by it in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and regulations, and (2) that this information is accumulated and communicated to the Trust's management, including its Chief Executive Officer and Vice President-Accounting (principal accounting and financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

      Under the supervision and review of the Trust's Chief Executive Officer and Vice President-Accounting, the Trust conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2003. Based on that evaluation, its Chief Executive Officer and Vice President-Accounting concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Trust (including its consolidated subsidiaries) that is required to be included in its periodic reports to the SEC.

      In addition, there have been no significant changes in the Trust's disclosure controls and procedures that could significantly affect those controls since its most recent evaluation. Also, there has been no significant change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting other than implementation of additional controls to segregate responsibilities related to expenditures of cash, following the departure of the Company's former Chief Financial Officer. These additional controls were implemented subsequent to June 30, 2003. The Trust cannot assure, however, that its system of disclosure controls and procedures and internal control over financial reporting will always achieve its stated goals under all future conditions, no matter how remote.

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

      See "NOTE 2. COMMITMENTS AND CONTINGENCIES - Pending Litigation" in the financial statements filed herewith (see ITEM 1 - FINANCIAL STATEMENTS) for a discussion of the Trust's dismissal from a legal action in July 2003.

      See NOTE 5. SUBSEQUENT EVENTS in financial statements accompanying this Report for a description of: (1) certain non-performing second mortgage loans payable by limited partnerships controlled by the Operating Partnership to limited partnerships affiliated with Jerome S. Rydell, a Trustee of the Trust, and (2) the recent request by the State of Florida Financial Services Commission, Office of Financial Regulation, Bureau of Securities, for copies of certain records in the Company's possession relating to prior management.

Item 2. Changes in Securities

      Not Applicable.

Item 3. Defaults upon Senior Securities

      There were no defaults upon senior securities of the Trust in the first or second quarter of 2003 that remain uncured as of June 30, 2003.

      See "Other Developments" under Item 2 of Part I of this Report for a discussion of a contingent liability of the Trust relating to Burgundy Hills Apartments.

      See NOTE 5. SUBSEQUENT EVENTS in the financial statements accompanying the Report for a description of certain non-performing second mortgage loans payable by limited partnerships controlled by the Operating Partnership to limited partnerships affiliated with Jerome S. Rydell, a Trustee of the Trust.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)

      Exhibit      Description
      -------      -----------

       3.1* Certificate of Business Trust Registration of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of the Registrant filed with the Securities and Exchange Commission on September 5, 1997).

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

----------

*     Previously filed.

(b)   Reports on Form 8-K:

The Trust filed a Form 8-K with the Securities and Exchange Commission ("SEC") on April 18, 2003, reporting that the Trust was unable to file its Annual Report on Form 10-KSB for the year ended December 31, 2002 by April 15, 2003, due to:
(1) restatements to the prior years' financial statements concerning the elimination of certain inter-company indebtedness owed to the Operating Partnership by the Trust, and reclassification in such financial statements of interests in consolidated partnerships as minority interests, rather than as part of the Trust's equity and (2) the resignation in March 2003 of Mark L. Wilson, who had served as the Trust's Chief Financial Officer since November 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2003

                                         BARON CAPITAL TRUST


                                         By:  /s/  Robert L. Astorino
                                            -------------------------------
                                            Robert L. Astorino
                                            Chief Executive Officer


                                         By:  /s/  J. Stephen Miller
                                            -------------------------------
                                            J. Stephen Miller
                                            Vice President-Accounting